Form 10-Q
period 2006-03-31
Nalco Finance Holdings LLC
filed 2006-05-10
CIK 1298339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                         Accelerated filer                                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes         No

QUARTERLY REPORT ON FORM 10-Q
NALCO FINANCE HOLDINGS LLC
Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$42.8	$30.8
Accounts receivable, less allowances of $19.6 in 2006 and $16.6 in 2005	621.9	622.3
Inventories:
Finished products	272.4	242.6
Materials and work in process	76.5	70.6
	348.9	313.2
Prepaid expenses, taxes and other current assets	54.6	83.1
Total current assets	1,068.2	1,049.4
Property, plant, and equipment, net	742.7	755.3
Intangible assets:
Goodwill	2,213.3	2,196.7
Other intangibles, net	1,212.6	1,227.5
Other assets	326.1	326.0
Total assets	$5,562.9	$5,554.9
Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$280.1	$285.4
Short term debt	35.6	22.6
Other current liabilities	244.3	235.1
Total current liabilities	560.0	543.1
Other liabilities:
Long-term debt	3,222.3	3,244.2
Deferred income taxes	362.1	380.7
Accrued pension benefits	413.5	416.4
Other liabilities	284.4	278.9
Minority interest	12.2	11.2
Unitholder’s equity	708.4	680.4
Total liabilities and unitholder’s equity	$5,562.9	$5,554.9

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions)

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Net sales	$849.4	$777.6
Operating costs and expenses:
Cost of product sold	471.1	412.8
Selling, administrative, and research expenses	275.4	258.1
Amortization of intangible assets	17.3	20.6
Business optimization expenses	3.8	0.8
Total operating costs and expenses	767.6	692.3
Operating earnings	81.8	85.3
Other income (expense), net	1.3	(2.2)
Interest income	1.7	2.1
Interest expense	(66.3)	(62.1)
Earnings before income taxes and minority interests	18.5	23.1
Income tax provision	9.2	11.9
Minority interests	(1.7)	(1.2)
Net earnings	$7.6	$10.0

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Operating activities
Net earnings	$7.6	$10.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	32.4	33.2
Amortization	17.3	20.6
Amortization of deferred financing costs and accretion of senior discount notes	9.6	9.9
Other	(4.2)	13.0
Changes in operating assets and liabilities	(3.8)	(69.8)
Net cash provided by operating activities	58.9	16.9
Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	—	(3.2)
Additions to property, plant, and equipment, net	(14.6)	(12.3)
Other	(0.4)	(1.6)
Net cash provided by (used for) investing activities	(15.0)	(17.1)
Financing activities
Changes in short-term debt, net	10.3	7.9
Proceeds from long-term debt	3.3	0.1
Repayments of long-term debt	(45.1)	(2.1)
Other	(0.8)	(4.0)
Net cash provided by (used for) financing activities	(32.3)	1.9
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.5)
Increase in cash and cash equivalents	12.0	1.2
Cash and cash equivalents at beginning of period	30.8	33.2
Cash and cash equivalents at end of period	$42.8	$34.4

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2006

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

2.	Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Annual Report for Nalco Finance Holdings LLC and subsidiaries for the fiscal year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

3.	Goodwill and Other Intangible Assets

The changes in goodwill for the period were as follows:

(dollars in millions)
Balance as of December 31, 2005	$2,196.7
Excess accruals for costs to exit activities	(1.0)
Effect of foreign currency translation	17.6
Balance as of March 31, 2006	$2,213.3

In conjunction with the Acquisition, the Company recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with a plan to exit or restructure certain activities. As of December 31, 2005, the remaining balance of the accrual was $2.5 million. During the

3.	Goodwill and Other Intangible Assets (continued)

three months ended March 31, 2006, an additional $1.1 million of severance costs was charged against the accrual. The remaining $1.4 million represented an excess accrual that was written off to goodwill, net of the related deferred tax asset of $0.4 million.

The following table reflects intangible assets and related amortization information:

	As of March 31, 2006		As of December 31, 2005
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$489.9	$(185.7)	$486.4	$(169.8)
Patents and developed technology	100.5	(24.7)	100.5	(22.2)
Other	2.4	(0.3)	2.4	(0.3)
Intangible assets not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
Pension asset	0.5	—	0.5	—
	$1,423.3	$(210.7)	$1,419.8	$(192.3)

4.	Debt

Debt consists of the following:

(dollars in millions)	March 31, 2006	December 31, 2005
Short-term
Checks outstanding and bank overdrafts	$27.5	$17.9
Notes payable to banks	2.1	0.9
Current maturities of long-term debt	6.0	3.8
	$35.6	$22.6
Long-term
Securitized trade accounts receivable facility	$78.6	$75.3
Term loan A, due November 2009	74.4	107.6
Term loan B, due November 2010	1,071.0	1,081.0
Senior notes, due November 2011	906.9	900.7
Senior subordinated notes, due November 2013	706.9	700.7
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes, due February 2014	361.3	353.5
Other	1.4	1.4
	3,228.3	3,248.0
Less: Current portion	6.0	3.8
	$3,222.3	$3,244.2

On January 21, 2005, Nalco Finance Holdings LLC and its 100% owned subsidiary, Nalco Finance Holdings Inc. (together, the Issuers), issued $694.0 million aggregate principal amount at maturity of 9.0% senior discount notes due 2014. Prior to February 1, 2009, interest will accrue on the senior discount notes in the form of an increase in the accreted value of such notes. Thereafter, cash interest on the senior discount notes will accrue and be payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2009, at a rate of 9.0% per annum. The accreted value of each note will increase from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on February 1, 2009.

4.	Debt (continued)

In December 2004, the Issuers redeemed a portion of the senior discount notes with an accreted value of $162.3 million using proceeds from the initial public offering of common stock of Nalco Holding Company. After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million from $694.0 million. At March 31, 2006, the senior discount notes had an accreted value of approximately $779.42 per $1,000 principal amount at maturity of notes, resulting in a total accreted value of $359.2 million. The $2.1 million difference between the carrying value of the notes and the total accreted value represents a premium, which is being amortized over the term of the notes.

The Issuers do not generate any revenue, and Nalco Finance Holdings Inc. was incorporated solely to accommodate the issuance of the senior discount notes by Nalco Finance Holdings LLC. All of the Issuers’ consolidated assets are owned, and all of the Issuers’ consolidated net sales are earned, by its direct and indirect subsidiaries. As of March 31, 2006, the Issuers’ subsidiaries had $1,067.2 million of restricted net assets.

The terms of Nalco Company’s senior credit agreement fully prohibit Nalco Holdings LLC and its subsidiaries from paying dividends or otherwise transferring their assets to the Issuers. Further, the terms of the indentures governing the senior notes and senior subordinated notes of Nalco Company significantly restrict Nalco Company and the Issuers’ other subsidiaries from paying dividends or otherwise transferring assets to the Issuers. The ability of Nalco Company to make such payments is governed by a formula based on its consolidated net income, as well as meeting certain other conditions. Notwithstanding such restrictions, such indentures permit an aggregate of $50.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met. The Issuers’ subsidiaries are permitted under the terms of the senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to the Issuers.

5.	Unitholder’s Equity

Unitholder’s equity consists of the following:

(dollars in millions)	March 31, 2006	December 31, 2005
Capital account	$741.7	$741.5
Accumulated deficit	(133.6)	(141.2)
Accumulated other comprehensive income	100.3	80.1
Total unitholder’s equity	$708.4	$680.4

The capital structure of the Company consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. At March 31, 2006 and December 31, 2005, there were 100 Units issued and outstanding, which were owned by Nalco Holding Company.

6.	Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Benefits		Other Postretirement Benefits
(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Service cost	$7.7	$7.1	$1.6	$1.4
Interest cost	10.4	10.2	2.3	2.1
Expected return on plan assets	(6.8)	(6.5)	—	—
Amortization of prior service cost	—	—	(1.0)	(0.9)
Recognized net actuarial loss	0.1	—	—	—
Settlement charge	0.3	—	—	—
Net periodic cost	$11.7	$10.8	$2.9	$2.6

7.	Business Optimization Expenses

The Company has undertaken several initiatives to redesign and optimize its business and work processes. Business process optimization expenses, consisting mostly of employee severance and related costs, were $3.8 million and $0.8 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

8.	Summary of Other Income (Expense)

The components of other income (expense), net for the three months ended March 31, 2006 and 2005, include the following:

(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Franchise taxes	$(0.8)	$(0.7)
Equity in earnings of unconsolidated subsidiaries	0.7	0.8
Foreign currency exchange adjustments	0.3	(0.7)
Other	1.1	(1.6)
	$1.3	$(2.2)

9.	Income Taxes

The Company’s effective income tax rate was 49.7% for the three months ended March 31, 2006. The rate varies from the U.S. federal statutory income tax rate of 35% due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2005.

The effective rate of the provision for income taxes differs from the U.S. statutory tax rate due to the following items:

9.	Income Taxes (continued)

(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
U.S. federal statutory tax rate	$6.5	$8.1
Interest expense – senior discount notes	2.7	2.5
Other	—	1.3
Income tax provision	$9.2	$11.9

10.	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components, net of related tax, for the three months ended March 31, 2006 and 2005, are as follows:

(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Net earnings	$7.6	$10.0
Other comprehensive income (loss), net of income taxes:
Derivatives	(0.3)	0.5
Foreign currency translation adjustments	20.5	(21.1)
Comprehensive income (loss)	$27.8	$(10.6)

11.	Segment Information

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

The Company evaluates the performance of its segments based on ‘‘direct contribution’’, which is defined as net sales, less cost of products sold (excluding variances to standard costs), selling and service expenses, marketing expenses, research expenses and ‘‘capital charges’’ directly attributable to each segment. Each segment is assessed an internal non-GAAP ‘‘capital charge’’ based on trade accounts receivable, inventories and equipment specifically identifiable to the segment. The capital charges included in each segment’s direct contribution are eliminated to arrive at the consolidated direct contribution for the Company. There are no intersegment revenues. The Company’s segment reporting was changed in the first quarter of 2006 to reflect the aforementioned capital charge in the reported direct contribution of each segment. Prior year data have been reclassified between segments to conform to the current year presentation.

11.	Segment Information (continued)

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Industrial and Institutional Services	$378.4	$341.0
Energy Services	246.3	210.6
Paper Services	175.8	170.1
Other	48.9	55.9
Net sales	$849.4	$777.6

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Segment direct contribution:
Industrial and Institutional Services	$79.8	$65.5
Energy Services	48.3	43.0
Paper Services	26.1	30.1
Other	(19.4)	(5.2)
Capital charge elimination	19.2	19.8
Total segment direct contribution	154.0	153.2
Expenses not allocated to segments:
Administrative expenses	51.1	46.5
Amortization of intangible assets	17.3	20.6
Business optimization expenses	3.8	0.8
Operating earnings	81.8	85.3
Other income (expense), net	1.3	(2.2)
Interest income	1.7	2.1
Interest expense	(66.3)	(62.1)
Earnings before income taxes and minority interests	$18.5	$23.1

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

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

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three pending waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company is also remediating a small ground contamination it discovered at its plant in Colombia. The Company’s financial

12.	Contingencies and Litigation (continued)

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

The Company’s undiscounted reserves for known environmental clean up costs were $2.1 million at March 31, 2006.

These environmental reserves represent management’s current estimate of its proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company’s liquidity position. Expenditures for the three months ended March 31, 2006, relating to environmental compliance and clean up activities, were not significant.

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

13.	Guarantees

No significant guarantees were outstanding at March 31, 2006, other than subsidiary-related performance guarantees.

The Company had $27.2 million of letters of credit outstanding at March 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On November 4, 2003, Nalco Holdings LLC, our subsidiary and a company formed by The Blackstone Group, Apollo Management, L.P. and GS Capital Partners (the ‘‘Sponsors’’), purchased all of the outstanding shares of capital stock of Ondeo Nalco Company (which is now known as Nalco Company) and the Nalco International SAS Subsidiaries, which had been operated as a single business unit, from subsidiaries of Suez S.A. (Suez). In the following discussion and analysis, we refer to this acquisition as the ‘‘Acquisition,’’ and the term ‘‘Transactions’’ means, collectively, the Acquisition and the related financings to fund the Acquisition.

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

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended March 31, 2006 (the ‘‘Quarterly Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	changes to, or elimination of, legal or regulatory requirements imposed upon our customers which could adversely affect portions of our business, such as that which serves the synthetic-fuel industry;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

•	our significant pension benefit obligations and the current underfunding in our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers;

•	our ability to protect our intellectual property rights; and

•	the possibility that our owners’ interests will conflict with ours or yours.

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

Executive Level Overview

Nalco delivered rapid sales growth and good cash generation to repay debt in the first quarter, but those results did not immediately translate into improved quarterly net income or Adjusted EBITDA.

First quarter sales grew 9.2% to $849.4 million, including 11.0% organic growth partly offset by negative foreign currency impacts of 1.8%. Organic growth excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures. Real sales growth — organic growth less price that simply passes on higher costs — exceeded what we expect for the remainder of the year, benefiting from a year-ago quarter weakened by moving sales ahead of a January 2005 systems conversion. For the year, we expect real sales growth to be nearly half of our 7% organic growth target in 2006. This is lower real sales growth than our long-term expectations, as our sales engineers’ time continues to be required to sell price increases.

At the sales level, we benefited from favorable external conditions during the quarter that we expect to carry forward at least in the near term:

•	Economic improvement in Western Europe and continued stability elsewhere,

•	Continued strength in petroleum exploration, production and refining, and

•	Production improvement among North American paper producers that we hope will translate into an improved environment for suppliers.

More than 55% of our sales came from business units growing at better than 10% organically. Only one business — our European Paper business — suffered a modest organic sales decline. Price continued to be an important part of our organic improvement, delivering 6.1% of the 11.0% improvement. Real growth of 4.9% is on track with our long-term expectations for our base business, and ahead of planned results. Price increases outpaced $34 million in cost increases during the quarter. However, since mid-2004, cumulative purchased material and freight cost increases have totaled $229 million versus about $197 million in increased price.

While we are now running price ahead of cost on a year-on-year basis, we obviously need additional price increases to get us even with the total costs we have absorbed since purchased material and freight cost increases began. This is particularly true in our Energy and Paper segments. It is far too

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

early to declare victory over raw material costs with the recent run-up in crude oil prices, so we need to maintain a strong focus on capturing price.

Our price achievement is clearly strongest in the Industrial and Institutional Services business. The Industrial and Institutional business was very healthy in the quarter, with strong comparisons against a weak first quarter in 2005. Real growth was near the corporate average, and we had substantial success in price that allowed for solid expansion of our direct contribution margin. This growth came despite warm weather conditions in North America that led to lower sales for boiler treatment products during the quarter. Despite the warm weather, NexGuard® boiler automation technology sales continued to expand in the region. Mix impacts contributed negatively to Industrial and Institutional Services results, but were more than offset by volume and price gains.

We are pleased that customers and prospects are interested in technology innovations that provide performance advantages, particularly as we work to develop more advanced boiler automation technology for introduction in the near future. We are also pleased with the current momentum in our cooling water applications, driven by strong market acceptance of our 3D TRASAR® cooling water stress management technology. Also, within Industrial and Institutional Services, we continue to see very strong financial performance from two of our smaller offerings. Sales of our colloidal particle products into the electronics, catalyst and investment casting markets are robust, as are sales of additives into the personal care products industry. The improvements in our cooling water and process additives business within Industrial and Institutional Services were strong enough that we could absorb unfavorable weather in our largest region and still deliver substantial performance improvement.

From a sales perspective, Energy Services is doing extremely well. At $246.3 million in first quarter sales, the business is well positioned to hit a $1 billion year-end sales mark. Our Downstream, Oil Field and Adomite business units all grew at better than 15% in the first quarter. Clearly, our customers in this business are enjoying the healthiest economic environment they have seen in many, many years. Growth in our business comes despite some lingering sales and earnings impacts related to the 2005 hurricanes, with the most noticeable of these impacts being that a number of customer operations in the Gulf of Mexico have not yet restarted.

Unfortunately, we did not gain the type of operating leverage we would expect from sales growth at the exceptional levels delivered by Energy Services. While operating profits are higher than in the prior year in Energy Services, we experienced a modest decline in Energy Services direct contribution as a percent of sales. This was the result of a continued lag in price increases catching up with rising product costs, along with several unplanned cost items that were booked in the quarter. We are confident this is not a trend that will continue, and that ongoing very strong sales can be matched with earnings improvement more in line with that growth as the year progresses.

Our Paper Services segment continued to struggle in every region except Asia. While sales in North America and Latin America grew modestly, those regions joined Europe in under-performing 2005 results at an earnings level. External data suggests that market conditions for many customers in North America are starting to improve. As we look at our raw material costs, the business likely to face the largest continued cost increase is our Paper Services business. Price clearly remains the issue in Paper.

Taken as a total, our three primary segments delivered 11.3% improvement in direct contribution dollars compared to the first quarter of 2005. Given this performance improvement in our primary businesses, our flat overall earnings resulted in part from impacts in the Other segment. The business units in the Other segment performed reasonably, including Katayama Nalco, India and our Integrated Channels Group. However, there were supply chain variances and favorable adjustments in the first quarter of 2005 for commissions and insurance/legal claims that did not recur in 2006. In addition, as a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

result of a significant increase in volumes shipped in the last few days of March 2006 vs. 2005, we deferred a higher amount of revenue to the subsequent period when the shipments were received by our customers and title transferred.

Beginning with the period ended March 31, 2006, our segment reporting is being changed to allocate capital charges to each of the segments. These charges for receivables, customer-consigned inventory and equipment are intended to ensure that business managers recognize the full costs of each business decision and better manage our balance sheet. The charge will result in reduced direct contribution and direct contribution margin levels for the segments. An elimination adjustment is now shown to offset the capital charges placed on the segments.

In addition to expenses in the Other segment, our business units also incurred some unusual levels of expense in the first quarter that we do not expect to recur during the year — items that included outside services, higher-than-expected bad debt write-offs and timing of other operating expenses.

Higher interest and business process optimization expenses also contributed to decreasing net earnings to $7.6 million from $10.0 million in the first quarter of 2005. Net earnings includes after-tax charges of $4.9 million for business process optimization, reimbursed benefit plan contributions and unusual charges such as costs related to a secondary share offering in March.

Adjusted EBITDA of $143.9 million was comparable to year-earlier results of $144.3 million. Solid Free Cash Flow of $42.6 million enabled the Company to make debt reduction payments of $45 million, even with a sizable use of cash to expand inventory in preparation for the summer cooling water season. Free Cash Flow improvement compared to the prior-year period was aided by making no payments this year under our variable incentive plans for 2005. Free Cash Flow is defined as net cash provided by operating activities, less capital expenditures and minority interest charges.

(in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Net cash provided by operating activities	$58.9	$16.9
Minority interests	(1.7)	(1.2)
Additions to property, plant, and equipment, net	(14.6)	(12.3)
Free cash flow	$42.6	$3.4

The Free Cash Flow improvement came despite a use of cash of $34 million to increase our inventories heading into the summer cooling water season. In addition to taking on the higher working capital use that results from higher cost and sales prices, we increased our inventory and receivables levels from a days held or days outstanding perspective during the quarter. Payables remained on par with year-end results. We expect to see improvement on inventories and receivables from a days perspective during the course of the year, but we do not plan on the type of aggressive inventory reduction we delivered in the second quarter of 2005.

During the quarter, we made debt payments of $45 million that included retiring the remaining $31.9 million on the dollar-denominated portion of Term Loan A. We also made our only required 2006 principal payment — of $3.1 million on the Euro-denominated portion of Term Loan A — and paid down $10 million of our Term Loan B obligations that come due in 2010.

During the first quarter, lenders agreed to reduce the interest rate on our Term Loan B obligations by 25 basis points to 175 basis points over LIBOR. This reduction will save us approximately $2.5 million this year in interest expense compared to prior terms. Despite our debt reduction over the past year, interest expense is expected to be higher in 2006 than in 2005 because of the higher interest rate environment.

In early April, we added $45 million to a first quarter U.S. pension plan contribution of $13.5 million. The $58.5 million in contributions completes our 2006 pension funding requirements for our U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

plans. The April contribution was paid through drawing on the Company’s revolver, a transaction that results in net income and EBITDA benefits compared to making equally phased payments through the year. We make large semi-annual interest payments in May and November each year. Because of the combination of interest and pension payments, we do not plan on Free Cash Flow generation in the second quarter.

Finally, hurricane-related lost sales and pre-tax losses are estimated to have been $5 million and $3 million in the quarter respectively, out of a total projected 2006 impact of $13 million in lost sales and less than $9 million in pre-tax losses. Energy Services is incurring the largest portion of these impacts due to Gulf of Mexico customer rig curtailments. Raw material supplier problems also contribute to higher costs.

Nalco is on track, however, to meet its full-year expectations as the fundamental business is strong and several issues that dampened first quarter results are not expected to be with us in the balance of the year.

Results of Operations — Consolidated

Net sales for the three months ended March 31, 2006 were $849.4 million; a 9.2% increase from the $777.6 million reported for the three months ended March 31, 2005. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 11.0%. Of this improvement, 6.1% was attributed to price increase, while the remaining 4.9% was driven by favorable sales growth broadly spread across our customer base. Although this growth was partly attributable to lower first quarter 2005 sales due to customers making advanced purchases to avoid risking potential complications from a January 2005 systems conversion, new customer growth in 2006 also factored into the year-over-year improvements.

Gross profit, defined as the difference between net sales and cost of product sold, of $378.3 million for the three months ended March 31, 2006 increased by $13.5 million, or 3.7%, over the $364.8 million for the three months ended March 31, 2005. On an organic basis, gross profit increased by $20.1 million, or 5.5%. Higher sales volume accounted for most of the increase. Also contributing to the improvement was the impact of higher selling prices, but that was largely offset by the effect of increased costs of raw and other purchased materials, freight, and changes in product mix. Gross profit margin for the three months ended March 31, 2006 was 44.5% compared to 46.9% for the year-ago period.

Selling, administrative, and research expenses for the three months ended March 31, 2006 of $ 275.4 million increased $17.3 million, or 6.7%, from $258.1 million for the three months ended March 31, 2005. On an organic basis, selling, administrative, and research expenses increased $22.0 million. Of this difference, $15.7 million was attributable to selling expense, which was primarily due to higher commission expenses ratably in line with increased sales, bad debts, and outside services. Administrative expense increased from the year-ago period due to higher outside services, most notably consulting, and insurance.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $3.8 million for the three months ended March 31, 2006, a $3.0 million increase over the $0.8 million for the three months ended March 31, 2005.

Amortization of intangible assets was $17.3 million and $20.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Other income (expense), net favorably changed by $3.5 million from the net expense of $2.2 million for the three months ended March 31, 2005. A $2.4 million impairment loss on a business held for sale

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

recorded during the three months ended March 31, 2005, and a $1.0 million favorable change in foreign exchange gains and losses accounted for most of the difference.

Net interest expense, defined as the combination of interest income and interest expense, of $64.6 million for the three months ended March 31, 2006 increased by $4.6 million from the $60.0 million reported for the three months ended March 31, 2005. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the three months ended March 31, 2006 was 49.7%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

These aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2005.

Minority interest expense was $0.5 million higher than the $1.2 million for the three months ended March 31, 2005, reflecting improved results for most of the Company’s non-wholly owned subsidiaries.

Results of Operations — Segment Reporting

Net sales by reportable segment for the three months ended March 31, 2006 and March 31, 2005 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2006	March 31, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$378.4	$341.0	11.0%	(1.9)%	—	12.9%
Energy Services	246.3	210.6	17.0%	(1.0)%	—	18.0%
Paper Services	175.8	170.1	3.4%	(1.3)%	—	4.7%
Other	48.9	55.9	(12.4)%	(5.6)%	—	(6.8)%
Net sales	$849.4	$777.6	9.2%	(1.8)%	—	11.0%

The Industrial and Institutional Services division reported sales of $378.4 million for the three months ended March 31, 2006, a $37.4 million increase, or 11.0%, over the $341.0 million for the year-ago period. Price increases contributed to most of the 12.9% organic change, with real growth near the corporate average. Positive organic improvement was reported by all business units within the division.

The Energy Services division reported sales of $246.3 million for the three months ended March 31, 2006, a 17.0% gain over the $210.6 million for the three months ended March 31, 2005. Organic sales improved strongly by 18.0%, the majority of which was attributed to real growth. All businesses within Energy Services – Downstream, Adomite, and Oil Field – grew double digits in the quarter.

The Paper Services division reported sales of $175.8 million for the three months ended March 31, 2006, a 3.4% increase over the $170.1 million reported in the first quarter of 2005. The Asia Pacific region reported impressive double-digit organic growth; however, the division, as a whole, continues to struggle. Sales in North America and Latin America grew organically, but nearly all of this growth was attributable to price increases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

The operating business units in the Other segment, including the Katayama Nalco joint venture, India, and Integrated Channels, reported favorable organic improvements over last year, but these gains were more than offset by the effect of changes in revenue recognition accruals.

Direct contribution is defined as the difference between net sales and operating costs, including cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges.

Direct contribution by reportable segment for the three months ended March 31, 2006 and March 31, 2005 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2006	March 31, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$79.8	$65.5	21.8%	(2.6)%	—	24.4%
Energy Services	48.3	43.0	12.3%	(1.4)%	—	13.7%
Paper Services	26.1	30.1	(13.3)%	(0.7)%	—	(12.6)%
Other	(19.4)	(5.2)	(273.1)%	1.9%	—	(275.0)%
Capital charge elimination	19.2	19.8	(3.0)%	(2.5)%	—	(0.5)%
Direct contribution	$154.0	$153.2	0.5%	(1.9)%	—	2.4%

Direct contribution of the Industrial and Institutional Services division was $79.8 million for the three months ended March 31, 2006, an increase of 21.8% over the $65.5 million reported for the three months ended March 31, 2005. Organically, direct contribution improved 24.4%. The Industrial and Institutional Services division’s success in implementing price increases and controlling operating expenses contributed to the period-on-period performance improvement.

The Energy Services division reported direct contribution of $48.3 million for the three months ended March 31, 2006, a 12.3% increase over the $43.0 million reported for the prior year period. On an organic basis, direct contribution increased 13.7%. Higher sales volume accounted for most of the increase. Lower gross profit margins due to lower than planned price increase efforts and higher operating expenses, mostly in commissions, outside services and legal accruals, partly offset these increased revenues.

The Paper Services division reported direct contribution of $26.1 million for the three months ended March 31, 2006, a 13.3% decrease from the direct contribution reported for the three months ended March 31, 2005. Organically, direct contribution was down 12.6%, as costs of raw and other purchased materials continued to exceed price increases, while operating expenses were nearly flat on a period-on-period basis.

The direct contribution loss of $19.4 million reported in ‘‘Other’’ for the three months ended March 31, 2006, represented an increase of $14.2 million from the $5.2 direct contribution loss reported in the first quarter 2005. Significant contributors to the year-over-year change include supply chain variances that benefited 2005 first quarter results, an increase in revenue deferrals due to higher volumes shipped in late March 2006 versus March 2005, and favorable adjustments in 2005 for commissions and insurance/legal claims that did not recur in 2006.

Beginning with the period ended March 31, 2006, the Company initiated a capital charge allocation to each of the reporting segments. These charges for receivables, customer-consigned inventory, and equipment are intended to ensure that business managers recognize the full costs of each business decision and better manage the balance sheet. The capital charge elimination represents the elimination adjustment to offset the capital charge allocated to the segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Liquidity and Capital Resources

Operating activities.    Historically, the Company’s main source of liquidity has been its solid cash flow generated by operating activities. For the three months ended March 31, 2006, cash provided by operating activities was $58.9 million, a $42.0 million increase from the same period last year. The improvement was mainly the result of having made no payments in 2006 under variable incentive plans for 2005.

Investing activities.    Cash used for investing activities was $15.0 million for the three months ended March 31, 2006, which was mostly attributable to net property additions of $14.6 million.

Cash used for investing activities was $17.1 million for the three months ended March 31, 2005. This was mostly the result of net property additions of $12.3 million.

Financing activities.    Net cash used for financing activities totaled $32.3 million during the three months ended March 31, 2006, which was mostly attributable to a net decrease in borrowings.

Net cash provided by financing activities totaled $1.9 million during the three months ended March 31, 2005. This was primarily comprised of a net increase in borrowings.

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

Senior credit facilities.    On November 4, 2003, we entered into senior credit facilities which provided for a revolving credit facility, a $300 million six-year term loan A facility (which includes an €88.0 million tranche) which matures in November 2009 and a $1,300 million seven-year term loan B facility which matures in November 2010. Borrowings under the senior credit facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility and the term loan A facility is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR or Eurocurrency borrowings and may be reduced subject to our attaining certain leverage ratios. The applicable margin for borrowings under the term loan B facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the term loan B facility is not subject to adjustment.

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

At March 31, 2006, the outstanding balance of the term loan A and term loan B facilities was $74.4 million and $1,071.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. There were no outstanding borrowings under the revolving credit facility as of March 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following significant financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at March 31, 2006.

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

On January 21, 2004, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc., issued $694.0 million aggregate principal amount at maturity of 9.0% senior discount notes due 2014. Prior to February 1, 2009, interest will accrue on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note will increase from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on February 1, 2009. Cash interest payments on the notes will be due and payable beginning in 2009. Our primary source of liquidity for such payments will be cash flow generated from the operations of subsidiaries, including Nalco Holdings LLC and Nalco Company. However, the terms of Nalco Company’s senior credit agreement fully prohibit Nalco Holdings LLC and our other subsidiaries from paying dividends or otherwise transferring assets to the issuers. In addition, the terms of certain of the indentures governing the existing senior notes and senior subordinated notes of Nalco Company significantly restrict Nalco Company and our other subsidiaries from paying dividends, making distributions and otherwise transferring assets to the issuers of the senior discount notes. In addition, as a condition to making such payments to the issuers based on such formula, Nalco Holdings LLC must have an Adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Notwithstanding such restrictions, such indentures permit an aggregate of $50.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met.

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

The indentures governing the senior notes, the senior subordinated notes and senior discount notes limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase certain capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

•	limit dividends or other payments by our restricted subsidiaries;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

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

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Net earnings	$7.6	$10.0
Interest, net	64.6	60.0
Income tax provision	9.2	11.9
Depreciation	32.4	33.2
Amortization	17.3	20.6
EBITDA	$131.1	$135.7
Non-cash charges(1)	9.5	10.1
Business optimization expenses(2)	3.8	0.8
Unusual items(3)	0.6	0.7
Other adjustments(4)	(1.1)	(1.8)
Adjusted EBITDA	$143.9	$145.5

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Asset write-offs	$0.9	$2.4
Profit sharing expense and 401(k) funded by Suez	5.4	5.6
Other	3.2	2.1
Non-cash charges	$9.5	$10.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

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

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See note 7 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Pension settlement	$0.3	$—
Loss (gain) on sales, net of expenses	0.1	0.5
Other unusual items	0.2	0.2
	$0.6	$0.7

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended March 31, 2006 are as follows:

	Covenant Level at March 31, 2006	Ratios
Senior credit facility(1)
Minimum Adjusted EBITDA to cash interest ratio	1.75x	2.82x
Maximum net debt to Adjusted EBITDA ratio	6.00x	4.74x
Indentures(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.47x

(1)	During 2006, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.75x and a net debt to Adjusted EBITDA ratio at a maximum of 6.00x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,145.4 million that was outstanding under our term loan facilities as of March 31, 2006) and investments in similar business and other investments equal to 6% of Nalco Finance Holdings LLC consolidated assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of March 31, 2006, the aggregate outstanding balance under these local lines of credit was approximately $29.1 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a receivables facility on June 25, 2004 that provides up to $100 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of March 31, 2006, approximately $169.9 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $82.9 million would have been available for funding. As of March 31, 2006, we had $78.6 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposures to market risk since December 31, 2005.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

(b)	Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Changes have occurred to the following risk factors that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

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

Congress is currently considering changes to pension legislation that could also impact the amount and timing of our pension funding requirements and our decisions regarding pension funding. Such pending legislation might also address the timing of payouts to pension plan participants, and our employees who are participants in our pension plans could be impacted by such legislation.

Our Sponsors have significant influence on us and may have conflicts of interest with us or you in the future.

As a result of the sale of shares by our Sponsors during the three months ended March 31, 2006, our Sponsors beneficially own approximately 26.7% of the common stock of our direct parent company, Nalco Holding Company.

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
Dated: May 10, 2006