Form 10-Q
period 2006-06-30
Nalco Finance Holdings LLC
filed 2006-08-09
CIK 1298339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

QUARTERLY REPORT ON FORM 10-Q
NALCO FINANCE HOLDINGS LLC
Quarter Ended June 30, 2006

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited) June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$31.6	$30.8
Accounts receivable, less allowances of $19.5 in 2006 and $16.6 in 2005	639.8	622.3
Inventories:
Finished products	268.0	242.6
Materials and work in process	75.5	70.6
	343.5	313.2
Prepaid expenses, taxes and other current assets	65.2	83.1
Total current assets	1,080.1	1,049.4
Property, plant, and equipment, net	746.7	755.3
Intangible assets:
Goodwill	2,257.8	2,196.7
Other intangibles, net	1,200.8	1,227.5
Other assets	323.8	326.0
Total assets	$5,609.2	$5,554.9
Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$272.3	$285.4
Short-term debt	135.1	22.6
Other current liabilities	219.5	235.1
Total current liabilities	626.9	543.1
Other liabilities:
Long-term debt	3,175.8	3,244.2
Deferred income taxes	369.0	380.7
Accrued pension benefits	385.1	416.4
Other liabilities	283.4	278.9
Minority interest	14.0	11.2
Unitholder’s equity	755.0	680.4
Total liabilities and unitholder’s equity	$5,609.2	$5,554.9

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions)

	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Net sales	$891.0	$836.3	$1,740.4	$1,613.9
Operating costs and expenses:
Cost of product sold	495.6	480.3	966.7	893.1
Selling, administrative, and research expenses	270.7	262.9	546.1	521.0
Amortization of intangible assets	17.5	20.5	34.8	41.1
Business optimization expenses	1.8	17.0	5.6	17.8
Total operating costs and expenses	785.6	780.7	1,553.2	1,473.0
Operating earnings	105.4	55.6	187.2	140.9
Other income (expense), net	(1.9)	(0.6)	(0.6)	(2.8)
Interest income	2.3	2.0	4.0	4.1
Interest expense	(68.0)	(64.8)	(134.3)	(126.9)
Earnings (loss) before income taxes and minority interests	37.8	(7.8)	56.3	15.3
Income tax provision (benefit)	17.0	(3.9)	26.2	8.0
Minority interests	(1.8)	(1.6)	(3.5)	(2.8)
Net earnings (loss)	$19.0	$(5.5)	$26.6	$4.5

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Operating activities
Net earnings	$26.6	$4.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	64.7	66.7
Amortization	34.8	41.1
Amortization of deferred financing costs and accretion of senior discount notes	21.1	19.9
Other	(31.6)	4.1
Changes in operating assets and liabilities	(53.8)	(105.9)
Net cash provided by operating activities	61.8	30.4
Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	—	(3.2)
Additions to property, plant, and equipment, net	(37.5)	(25.0)
Other	(4.4)	(0.6)
Net cash used for investing activities	(41.9)	(28.8)
Financing activities
Changes in short-term debt, net	28.1	4.4
Proceeds from long-term debt	—	24.1
Repayments of long-term debt	(45.5)	(18.2)
Other	(2.2)	(4.4)
Net cash provided by (used for) financing activities	(19.6)	5.9
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.3)
Increase in cash and cash equivalents	0.8	6.2
Cash and cash equivalents at beginning of period	30.8	33.2
Cash and cash equivalents at end of period	$31.6	$39.4

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2006

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

3.	Goodwill and Other Intangible Assets

The changes in goodwill for the period were as follows:

(dollars in millions)
Balance as of December 31, 2005	$2,196.7
Adjustments to deferred income taxes	(1.5)
Excess accruals for costs to exit activities	(1.0)
Effect of foreign currency translation	63.6
Balance as of June 30, 2006	$2,257.8

In conjunction with the Acquisition, the Company recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with a plan to exit or restructure certain

3.	Goodwill and Other Intangible Assets (continued)

activities. As of December 31, 2005, the remaining balance of the accrual was $2.5 million. During the six months ended June 30, 2006, an additional $1.1 million of severance costs was charged against the accrual. The remaining $1.4 million represented an excess accrual that was written off to goodwill, net of the related deferred tax asset of $0.4 million.

The following table reflects intangible assets and related amortization information:

	As of June 30, 2006		As of December 31, 2005
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$499.3	$(204.2)	$486.4	$(169.8)
Patents and developed technology	100.5	(27.2)	100.5	(22.2)
Other	2.2	(0.3)	2.4	(0.3)
Intangible assets not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
Pension asset	0.5	—	0.5	—
	$1,432.5	$(231.7)	$1,419.8	$(192.3)

4.	Debt

Debt consists of the following:

(dollars in millions)	June 30, 2006	December 31, 2005
Short-term
Checks outstanding and bank overdrafts	$23.6	$17.9
Notes payable to banks	1.9	0.9
Current maturities of long-term debt	11.9	3.8
Securitized trade accounts receivable facility	72.7	—
Revolving credit facility	25.0	—
	$135.1	$22.6
Long-term
Securitized trade accounts receivable facility	$—	$75.3
Term loan A, due November 2009	78.5	107.6
Term loan B, due November 2010	1,071.0	1,081.0
Senior notes, due November 2011	920.1	900.7
Senior subordinated notes, due November 2013	720.1	700.7
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes, due February 2014	369.2	353.5
Other	1.0	1.4
	3,187.7	3,248.0
Less: Current portion	11.9	3.8
	$3,175.8	$3,244.2

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

4.	Debt (continued)

August 1 of each year, commencing on August 1, 2009, at a rate of 9.0% per annum. The accreted value of each note will increase from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on February 1, 2009.

In December 2004, the Issuers redeemed a portion of the senior discount notes with an accreted value of $162.3 million using proceeds from the initial public offering of common stock of Nalco Holding Company. After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million from $694.0 million. At June 30, 2006, the senior discount notes had an accreted value of approximately $796.69 per $1,000 principal amount at maturity of notes, resulting in a total accreted value of $367.1 million. The $2.1 million difference between the carrying value of the notes and the total accreted value represents a premium, which is being amortized over the term of the notes.

The Issuers do not generate any revenue, and Nalco Finance Holdings Inc. was incorporated solely to accommodate the issuance of the senior discount notes by Nalco Finance Holdings LLC. All of the Issuers’ consolidated assets are owned, and all of the Issuers’ consolidated net sales are earned, by its direct and indirect subsidiaries. As of June 30, 2006, the Issuers’ subsidiaries had $1,121.6 million of restricted net assets.

The terms of the senior credit facilities of Nalco Company, a wholly owned subsidiary of Nalco Holdings LLC, fully prohibit Nalco Holdings LLC and its subsidiaries from paying dividends or otherwise transferring their assets to the Issuers. Further, the terms of the indentures governing the senior notes and senior subordinated notes of Nalco Company significantly restrict Nalco Company and the Issuers’ other subsidiaries from paying dividends or otherwise transferring assets to the Issuers. The ability of Nalco Company to make such payments is governed by a formula based on its consolidated net income, as well as meeting certain other conditions. Notwithstanding such restrictions, such indentures permit an aggregate of $50.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met. The Issuers’ subsidiaries are permitted under the terms of the senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to the Issuers.

5.	Unitholder’s Equity

Unitholder’s equity consists of the following:

(dollars in millions)	June 30, 2006	December 31, 2005
Capital account	$741.9	$741.5
Accumulated deficit	(114.6)	(141.2)
Accumulated other comprehensive income	127.7	80.1
Total unitholder’s equity	$755.0	$680.4

The capital structure of the Company consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. At June 30, 2006 and December 31, 2005, there were 100 Units issued and outstanding, which were owned by Nalco Holding Company.

6.	Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and six months ended June 30, 2006 and 2005 were as follows:

	Pension Benefits
(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Service cost	$6.9	$6.3	$14.6	$13.4
Interest cost	10.7	9.3	21.1	19.5
Expected return on plan assets	(7.9)	(5.7)	(14.7)	(12.2)
Recognized net actuarial loss	0.1	—	0.2	—
Settlement charge	0.1	—	0.4	—
Net periodic cost	$9.9	$9.9	$21.6	$20.7

	Other Postretirement Benefits
(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Service cost	$1.2	$1.4	$2.8	$2.7
Interest cost	1.7	2.2	4.0	4.3
Amortization of prior service cost	(1.0)	(1.1)	(2.0)	(2.0)
Recognized net actuarial loss	(0.1)	—	(0.1)	—
Net periodic cost	$1.8	$2.5	$4.7	$5.0

7.	Business Optimization Expenses

The Company has undertaken several initiatives to redesign and optimize its business and work processes. Business process optimization expenses, consisting mostly of employee severance and related costs, were $5.6 million and $17.8 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

8.	Summary of Other Income (Expense)

The components of other income (expense), net for the three months and six months ended June 30, 2006 and 2005, include the following:

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Franchise taxes	$(0.7)	$(0.6)	$(1.5)	$(1.3)
Equity in earnings of unconsolidated subsidiaries	1.9	—	2.6	0.8
Foreign currency exchange adjustments	(3.3)	2.1	(3.0)	1.4
Other	0.2	(2.1)	1.3	(3.7)
	$(1.9)	$(0.6)	$(0.6)	$(2.8)

9.	Income Taxes

The Company’s effective income tax rate was 46.5% for the six months ended June 30, 2006. The rate varies from the U.S. federal statutory income tax rate of 35% due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2005.

The following is a reconciliation of the tax derived by applying the U.S. statutory tax rate to the earnings (loss) before income taxes and minority interest and comparing that to the recorded income tax provision (benefit):

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
U.S. statutory tax rate	$13.2	$(2.7)	$19.7	$5.4
Interest expense – senior discount notes	2.8	2.5	5.5	5.0
Other	1.0	(3.7)	1.0	(2.4)
Income tax provision (benefit)	$17.0	$(3.9)	$26.2	$8.0

10.	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components, net of related tax, for the three months and six months ended June 30, 2006 and 2005, are as follows:

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Net earnings (loss)	$19.0	$(5.5)	$26.6	$4.5
Other comprehensive income (loss), net of income taxes:
Derivatives	(0.3)	0.2	(0.6)	0.7
Foreign currency translation adjustments	27.7	(24.9)	48.2	(46.0)
Comprehensive income (loss)	$46.4	$(30.2)	$74.2	$(40.8)

11.	Segment Information

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Industrial and Institutional Services	$389.4	$377.5	$767.8	$718.5
Energy Services	259.3	221.5	505.6	432.1
Paper Services	178.1	176.1	353.9	346.2
Other	64.2	61.2	113.1	117.1
Net sales	$891.0	$836.3	$1,740.4	$1,613.9

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Segment direct contribution:
Industrial and Institutional Services	$85.1	$82.9	$164.9	$148.4
Energy Services	54.9	39.7	103.2	82.7
Paper Services	26.5	27.4	52.6	57.5
Other	(14.9)	(28.9)	(34.3)	(34.1)
Capital charge elimination	18.9	19.6	38.1	39.4
Total segment direct contribution	170.5	140.7	324.5	293.9
Expenses not allocated to segments:
Administrative expenses	45.8	47.6	96.9	94.1
Amortization of intangible assets	17.5	20.5	34.8	41.1
Business optimization expenses	1.8	17.0	5.6	17.8
Operating earnings	105.4	55.6	187.2	140.9
Other income (expense), net	(1.9)	(0.6)	(0.6)	(2.8)
Interest income	2.3	2.0	4.0	4.1
Interest expense	(68.0)	(64.8)	(134.3)	(126.9)
Earnings (loss) before income taxes and minority interests	$37.8	$(7.8)	$56.3	$15.3

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

The Company’s undiscounted reserves for known environmental clean up costs were $2.1 million at June 30, 2006. These environmental reserves represent management’s current estimate of its proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company’s liquidity position. Expenditures for the six months ended June 30, 2006, relating to environmental compliance and clean up activities, were not significant.

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

On November 2, 2005, the U.K. Health and Safety Executive (‘‘HSE’’) sent notice that it intends to initiate legal proceedings against the Company’s U.K. subsidiary under the Health and Safety at Work Act. The place of these proceedings is not indicated in the notice. This notice references a legionella outbreak from November 2003 that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The HSE indicates that the proceedings will relate to the cleaning of these cooling towers. The Company has not received any specific charges or claims for relief, but will, in any event, defend and refute any contention that it has violated any law.

Beginning on May 16, 2003, the Company has received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials, the claimed leakage of wastewater and other matters at its plant in Garyville, Louisiana. No charges or indictments have been filed, but the outcome of this investigation is unknown to the Company.

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

12.	Contingencies and Litigation (continued)

of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. The Company maintains accruals where the outcome of the matter is probable and can be reasonably estimated.

13.	Guarantees

No significant guarantees were outstanding at June 30, 2006, other than subsidiary-related performance guarantees.

The Company had $26.7 million of letters of credit outstanding at June 30, 2006.

14.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of FIN 48 is no later than fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects, if any, that adoption of FIN 48 will have on the Company’s financial position, cash flows and results of operations.

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

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended June 30, 2006 (the ‘‘Quarterly Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

Use of Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA and Free Cash Flow are measures used by management to measure operating performance. Adjusted EBITDA is also used to determine our compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

EBITDA is defined as net earnings plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges, as permitted under our senior discount note, senior note and senior subordinated note indentures and our senior credit facility. Free Cash Flow is defined as net cash provided by operating activities, less capital expenditures and minority interest charges.

We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We consider the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. We believe Free Cash Flow provides investors with a measure of our ability to generate cash for the repayment of debt.

EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Executive Level Overview

Significantly improved second quarter financial performance was led by strong growth and margin expansion in Nalco’s Energy Services business. Nalco sales grew 6.5% to $891.0 million, including 6.0% organic growth and 0.5% in favorable foreign currency translation rate changes from prior-year

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

revenues of $836.3 million. Organic growth excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures. Price contributed about $32 million, or 3.8%, to organic growth in the quarter. Real sales growth — organic growth less price that simply passes on higher costs — was 2.2%.

Net earnings increased to $19.0 million from the prior-year loss of $5.5 million. Earnings include after tax charges of $4.6 million for business process optimization, reimbursed benefit plan contributions and unusual charges. These charges were $13.8 million in the prior-year period.

Adjusted EBITDA, which is used to determine compliance with the Company’s debt covenants, improved 23.2% to $160.1 million from the prior year’s $130.0 million. Second quarter results were solid. Despite this strength, we caution against over-optimism as unusual items that lowered comparable 2005 results — including inventory write-offs — played an important role in our quarter-on-quarter percentage increases.

Purchased material and freight costs were about $23 million higher than the year-ago period. In the past two years, cumulative purchased material and freight cost increases of about $252 million have totaled $22 million more than the $230 million Nalco has obtained in price increases. We will continue to close that gap and drive additional margin gains through productivity.

We are pleased with the real growth and price achievement in the quarter shown by our Energy Services business, which ran ahead of our expectations. Much of our remaining business was stable, but short of our real growth and price expectations. In short, our segment results are as follows:

•	Energy Services led second quarter growth efforts with 16.2% organic sales improvement, including strong real growth in each of our primary end markets — which include refineries, petrochemical processing, and oil & gas exploration and production. Price played an important role in significant margin expansion in the segment.

•	Organic sales in the Industrial and Institutional Services segment were up modestly at 2.6%. Sales improvement was hampered by declines in our European water treatment business, as well as reduced sales to synfuel producers due to reduced tax benefits in this area. Profitability in the quarter remained stable as higher operating expenses largely offset modest sales and gross earnings growth.

•	Paper Services organic revenues were flat. European operations were the weak point as customer closures and business lost due to price initiatives drove down results. Our business in North America appears to be stabilizing, but the strong growth levels we had been achieving in Latin America and Asia were not sustained in the quarter — providing no offset to weakness in Europe. The earnings decline in the business appears modest, but year-ago results included $4.0 million of inventory write-offs.

•	Sales in the Other segment were up modestly in the quarter, largely driven by good results in India. Profitability in the segment was substantially improved from 2005, when we created significant volume variance charges while cutting production to drive down inventory levels. Losses in this segment returned to a more normal level.

Free Cash Flow was a negative $21.8 million in the quarter. The combination of our accelerated pension contribution and our semi-annual cash interest payments in May led to negative cash flow in the quarter. In April, Nalco added $45 million in funding to its U.S. pension plan. About $30 million of that funding would normally have been paid in the third and fourth quarters. Had we held to the original funding calendar, our Free Cash Flow would have been positive in the quarter. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005
Net cash provided by operating activities	$2.9	$13.5
Minority interests	(1.8)	(1.6)
Additions to property, plant, and equipment, net	(22.9)	(12.7)
Free cash flow	$(21.8)	$(0.8)

In the second quarter, we made improvements in receivables and inventories — from a days perspective — but those improvements were offset from a cash perspective by higher values of receivables and inventory and shrinkage in our payables. Capital expenditures of $22.9 million and $37.5 million for the quarter and year to date, respectively, are in line with our expectations for just over $100 million in capital expenditures for the year. Nalco has historically been back-end-loaded in its capital expenditure spend.

Year-to-date Results

Nominal sales increased 7.8% to $1,740.4 million from the year-earlier $1,613.9 million. Organically, sales grew 8.4%, including 5% price attainment. Energy Services generated 17.1% organic revenue growth. Industrial and Institutional Services increased organic sales 7.5% and Paper Services organic sales increased 2.3%. Modest organic sales improvement in the Other segment was more than offset by negative foreign currency impacts.

Regionally, our year-to-date sales growth is fairly well distributed, with Latin America, North America and Asia Pacific all at near 10% growth. Sales in Europe are increasing much more slowly. Last year was exceptional for our business in Asia. Our current focus in that region is on properly servicing the business we have obtained as we train the next group of sales and service engineers to invigorate growth.

Net earnings increased 491% to $26.6 million from 2005 first half results of $4.5 million. Adjusted EBITDA in the first six months improved 10.3% to $304.0 million from $275.5 million in the year-earlier period, and we expect this level of improvement to be better in the second half.

Free Cash Flow stands at $20.8 million compared to the prior year’s $2.6 million. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Net cash provided by operating activities	$61.8	$30.4
Minority interests	(3.5)	(2.8)
Additions to property, plant, and equipment, net	(37.5)	(25.0)
Free cash flow	$20.8	$2.6

2006 Outlook

Our sales growth projection for the year was for a 7% organic increase, of which more than half was expected to come from price. That forecast still looks right. We believe that Energy Services will continue to be our primary growth driver in 2006, and expect to see better performance from Industrial and Institutional Services in the second half of the year and stability in Paper Services.

We remain committed to our Free Cash Flow target of $170 million. From where we stand today, we need to deliver $150 million in Free Cash Flow in the remaining six months. The largest portion of this remaining Free Cash Flow generation is expected to come in the third quarter. Projected 2006 net cash provided by operating activities is reconciled to Free Cash Flow as follows:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

(dollars in millions)	Projected Year ended December 31, 2006
Net cash provided by operating activities	$282.1
Minority interests	(9.1)
Additions to property, plant, and equipment, net	(103.0)
Free cash flow	$170.0

We have our targets in sight, but there is clearly work to be done to hit them. We need to continue to increase price, control expenses and invigorate real growth beyond Energy Services to consider this a very successful year.

Results of Operations — Consolidated

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005

Net sales for the three months ended June 30, 2006 were $891.0 million, a 6.5% increase from the $836.3 million reported for the three months ended June 30, 2005. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 6.0%. Of this improvement, 3.8% was attributed to price increase, while the remaining 2.2% was driven by real growth.

Gross profit, defined as the difference between net sales and cost of product sold, of $395.4 million for the three months ended June 30, 2006 increased by $39.4 million, or 11.1%, over the $356.0 million for the three months ended June 30, 2005. On an organic basis, gross profit increased by $37.4 million, or 10.5%. Contributing to the improvement was the impact of higher selling prices and sales volumes, partly offset by the effect of increased costs of raw and other purchased materials. The improvement was also partly attributable to unfavorable manufacturing volume variances resulting from our plan to reduce inventory levels during the quarter ended June 30, 2005 and an inventory write-off of $10.7 million during that period. Gross profit margin for the three months ended June 30, 2006 was 44.4% compared to 42.6% for the year-ago period.

Selling, administrative, and research expenses for the three months ended June 30, 2006 of $270.7 million increased $7.8 million, or 3.0%, from $262.9 million for the three months ended June 30, 2005. On an organic basis, selling, administrative, and research expenses increased $6.9 million. This was mostly attributable to higher selling expenses, primarily bad debts.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $1.8 million for the three months ended June 30, 2006, a $15.2 million decrease from the $17.0 million for the three months ended June 30, 2005. The three months ended June 30, 2005 included a $14.0 million charge to support a plan to delayer our management structure and reduce costs in lower-performing business units.

Amortization of intangible assets was $17.5 million and $20.5 million for the three months ended June 30, 2006 and 2005, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Other income (expense), net unfavorably changed by $1.3 million from the net expense of $0.6 million for the three months ended June 30, 2005. This was largely the result of an unfavorable change in foreign exchange gains and losses period over period due to the weakening of the U.S. dollar versus the euro during the three months ended June 30, 2006. Improved earnings of our affiliated entities partly offset this unfavorable difference.

Net interest expense, defined as the combination of interest income and interest expense, of $65.7 million for the three months ended June 30, 2006 increased by $2.9 million from the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

$62.8 million reported for the three months ended June 30, 2005. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the three months ended June 30, 2006 was 45.0%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2005.

Minority interest expense was $0.2 million higher than the $1.6 million for the three months ended June 30, 2005, which was mostly due to improved results for the Company’s non-wholly owned subsidiaries in Saudi Arabia and Japan.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net sales for the six months ended June 30, 2006 were $1,740.4 million, a 7.8% increase from the $1,613.9 million reported for the six months ended June 30, 2005. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 8.4%. Of this improvement, 5.0% was attributed to price increase, while the remaining 3.4% was driven by real growth.

Gross profit, defined as the difference between net sales and cost of product sold, of $773.7 million for the six months ended June 30, 2006 increased by $52.9 million, or 7.3%, over the $720.8 million for the six months ended June 30, 2005. On an organic basis, gross profit increased by $57.5 million, or 8.0%. Higher sales volume and the impact of higher selling prices, partly offset by the effect of increased costs of raw and other purchased materials, contributed to this change. The improvement was also partly attributable to unfavorable manufacturing volume variances resulting from our plan to reduce inventory levels during the six months ended June 30, 2005 and an inventory write-off of $9.0 million during that period. Gross profit margin for the six months ended June 30, 2006 was 44.5% compared to 44.7% for the year-ago period.

Selling, administrative, and research expenses for the six months ended June 30, 2006 of $546.1 million increased $25.1 million, or 4.8%, from $521.0 million for the six months ended June 30, 2005. On an organic basis, selling, administrative, and research expenses increased $29.0 million. This was mainly attributable to selling expense, which was primarily due to higher commission expenses ratably in line with increased sales, bad debts, and outside services. Administrative expense increased from the year-ago period due to higher outside services, most notably consulting.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $5.6 million for the six months ended June 30, 2006, a $12.2 million decrease from the $17.8 million for the six months ended June 30, 2005. The six months ended June 30, 2005 included a $14.0 million charge to support a plan to delayer our management structure and reduce costs in lower-performing business units.

Amortization of intangible assets was $34.8 million and $41.1 million for the six months ended June 30, 2006 and 2005, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Other income (expense), net favorably changed by $2.2 million from the net expense of $2.8 million for the six months ended June 30, 2005. A $2.4 million impairment loss on a business held for sale recorded during the six months ended June 30, 2005 and a $1.8 million increase in equity in earnings of unconsolidated subsidiaries contributed to the improvement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Net interest expense, defined as the combination of interest income and interest expense, of $130.3 million for the six months ended June 30, 2006 increased by $7.5 million from the $122.8 million reported for the six months ended June 30, 2005. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the six months ended June 30, 2006 was 46.5%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2005.

Minority interest expense was $0.7 million higher than the $2.8 million for the six months ended June 30, 2005, reflecting improved results for the Company’s non-wholly owned subsidiaries in Japan and Saudi Arabia.

Results of Operations — Segment Reporting

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005

Net sales by reportable segment for the three months ended June 30, 2006 and June 30, 2005 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2006	June 30, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$389.4	$377.5	3.2%	0.6%	—	2.6%
Energy Services	259.3	221.5	17.1%	0.9%	—	16.2%
Paper Services	178.1	176.1	1.1%	1.0%	—	0.1%
Other	64.2	61.2	4.9%	(2.6)%	—	7.5%
Net sales	$891.0	$836.3	6.5%	0.5%	—	6.0%

The Industrial and Institutional Services division reported sales of $389.4 million for the three months ended June 30, 2006, an $11.9 million increase, or 3.2%, over the $377.5 million for the year-ago-period. Price increases accounted for the 2.6% organic change.

The Energy Services division reported sales of $259.3 million for the three months ended June 30, 2006, a 17.1% gain over the $221.5 million for the three months ended June 30, 2005. Organically, sales improved by 16.2%, with two-thirds of this increase attributed to real growth. All businesses within Energy Services — Downstream, Adomite, and Oil Field — grew double digits in the quarter.

The Paper Services division reported sales of $178.1 million for the three months ended June 30, 2006, a 1.1% increase over the $176.1 million reported for the second quarter of 2005. The North American region reported positive organic growth as a result of price increases; however, overall the division’s organic sales were flat. The European region continues to struggle with customer closures and lost business due to the price-increase initiatives.

Direct contribution is defined as the difference between net sales and operating costs, including cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges. Direct contribution by reportable segment for the three months ended June 30, 2006 and June 30, 2005 may be compared as follows:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2006	June 30, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$85.1	$82.9	2.6%	0.8%	—	1.8%
Energy Services	54.9	39.7	38.5%	1.3%	—	37.2%
Paper Services	26.5	27.4	(3.3)%	1.6%	—	(4.9)%
Other	(14.9)	(28.9)	48.6%	(1.0)%	—	49.6%

Direct contribution of the Industrial and Institutional Services division was $85.1 million for the three months ended June 30, 2006, an increase of 2.6% over the $82.9 million reported for the three months ended June 30, 2005. Organically, direct contribution grew 1.8%. Higher operating expenses, mostly in bad debt, offset gross earnings improvement.

The Energy Services division reported direct contribution of $54.9 million for the three months ended June 30, 2006, a 38.5% increase over the $39.7 million reported for the year-ago period. On an organic basis, direct contribution increased 37.2%. Higher sales volume accounted for most of the increase. Gross profit margins improved as planned price increases took effect and operating expenses were brought under control, with the only notable increase in commissions.

The Paper Services division reported direct contribution of $26.5 million for the three months ended June 30, 2006, a 3.3% decrease from the direct contribution reported for the three months ended June 30, 2005. Organically, direct contribution was down 4.9%, as costs of raw and other purchased materials continued to exceed price increases. Despite tight controls on spending, operating expenses were nearly flat on a period-on-period basis due to a significant increase in bad debts.

The direct contribution loss of $14.9 million reported in ‘‘Other’’ for the three months ended June 30, 2006, represented a decrease of $14.0 million from the $28.9 million direct contribution loss reported in the second quarter 2005. Significant contributors to the year-over-year change include supply chain variances, including volume variance charges that were incurred during the second quarter of 2005 as a result of cutting production to reduce inventory levels.

Also contributing to the variations in direct contribution for each of the segments above was the favorable change resulting from inventory write-offs during the three months ended June 30, 2005. During that period, $4.0 million, $3.1 million, $2.4 million, and $1.2 million was charged to Paper Services, Other, Energy Services, and Industrial and Institutional Services, respectively.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales by reportable segment for the six months ended June 30, 2006 and June 30, 2005 may be compared as follows:

	Six months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2006	June 30, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$767.8	$718.5	6.9%	(0.6)%	—	7.5%
Energy Services	505.6	432.1	17.0%	(0.1)%	—	17.1%
Paper Services	353.9	346.2	2.2%	(0.1)%	—	2.3%
Other	113.1	117.1	(3.4)%	(4.0)%	—	0.6%
Net sales	$1,740.4	$1,613.9	7.8%	(0.6)%	—	8.4%

The Industrial and Institutional Services division posted sales of $767.8 million for the six months ended June 30, 2006, an increase of $49.3 million, or 6.9%, over the $718.5 million for the year-ago-period. Price increases accounted for slightly more than three-fourths of the 7.5% organic increase in sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

The Energy Services division reported sales of $505.6 million for the six months ended June 30, 2006, a 17.0% gain over the $432.1 million for the six months ended June 30, 2005. Sales improved by 17.1% on an organic basis, with slightly more than two-thirds of this improvement attributed to real growth.

The Paper Services division posted sales of $353.9 million for the six months ended June 30, 2006, a 2.2% increase over the $346.2 million reported for the first half of 2005. On an organic basis, sales were up 2.3%, as gains from price increases were partly offset by lower sales in Europe.

The 0.6% organic increase in sales reported by the Other segment was mostly attributable to our Integrated Channels business unit and our subsidiary in India.

Direct contribution is defined as the difference between net sales and operating costs, including cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges. Direct contribution by reportable segment for the six months ended June 30, 2006 and June 30, 2005 may be compared as follows:

	Six months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2006	June 30, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$164.9	$148.4	11.1%	(0.7)%	—	11.8%
Energy Services	103.2	82.7	24.9%	(0.1)%	—	25.0%
Paper Services	52.6	57.5	(8.5)%	0.4%	—	(8.9)%
Other	(34.3)	(34.1)	(0.6)%	(0.6)%	—	—

Direct contribution of the Industrial and Institutional Services division was $164.9 million for the six months ended June 30, 2006, an increase of 11.1% over the $148.4 million reported for the six months ended June 30, 2005. Organically, direct contribution improved 11.8%. The Industrial and Institutional Services division’s success in implementing price increases and controlling operating expenses contributed to the period-on-period performance improvement.

The Energy Services division reported direct contribution of $103.2 million for the six months ended June 30, 2006, a 24.9% increase over the $82.7 million reported for the prior year period. On an organic basis, direct contribution increased 25.0%. Higher sales volume accounted for most of the increase. Operating expenses were brought under control during the second quarter 2006, with the only notable expense increases in commissions and outside services.

The Paper Services division reported direct contribution of $52.6 million for the six months ended June 30, 2006, an 8.5% decrease from the $57.5 million direct contribution reported for the six months ended June 30, 2005. Organically, direct contribution was down 8.9%, as costs of raw and other purchased materials continued to exceed price increases. Despite tight controls on spending, operating expenses were flat on a year-over-year basis due to a significant increase in bad debts.

The direct contribution loss of $34.3 million reported in ‘‘Other’’ for the six months ended June 30, 2006, represented an increase of $0.2 million from the $34.1 million direct contribution loss reported in the six months ended June 30, 2005. Significant contributors to the year-over-year change include supply chain variances that benefited 2006 results, favorable adjustments in 2005 for commissions and insurance/legal claims that did not recur in 2006, and the net impact of revenue deferrals for shipments made near the end of the period.

Liquidity and Capital Resources

Operating activities.    Historically, the Company’s main source of liquidity has been its solid cash flow generated by operating activities. For the six months ended June 30, 2006, cash provided by operating activities was $61.8 million, a $31.4 million increase from the same period last year. The improvement

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

was mainly the result of the increase in net earnings and not making any payments in 2006 for 2005 variable incentive plans. Partly offsetting these improvements were higher contributions to the principal U.S. pension plan.

Investing activities.    Cash used for investing activities was $41.9 million for the six months ended June 30, 2006, which was mostly attributable to net property additions of $37.5 million.

Cash used for investing activities was $28.8 million for the six months ended June 30, 2005. This was mostly the result of net property additions of $25.0 million.

Financing activities.    Net cash used for financing activities totaled $19.6 million during the six months ended June 30, 2006, which was mostly attributable to a net decrease in borrowings.

Net cash provided by financing activities totaled $5.9 million during the six months ended June 30, 2005. This was primarily comprised of a net increase in borrowings.

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

At June 30, 2006, the outstanding balance of the term loan A and term loan B facilities was $78.5 million and $1,071.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At June 30, 2006, our outstanding borrowing under the revolving credit facility was $25.0 million.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following significant financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at June 30, 2006.

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

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Net earnings (loss)	$19.0	$(5.5)	$26.6	$4.5
Interest, net	65.7	62.8	130.3	122.8
Income tax provision (benefit)	17.0	(3.9)	26.2	8.0
Depreciation	32.3	33.5	64.7	66.7
Amortization	17.5	20.5	34.8	41.1
EBITDA	$151.5	$107.4	$282.6	$243.1
Non-cash charges(1)	6.5	5.7	16.0	15.8
Business optimization expenses(2)	1.8	17.0	5.6	17.8
Unusual items(3)	2.0	1.1	2.6	1.8
Other adjustments(4)	(1.7)	(1.2)	(2.8)	(3.0)
Adjusted EBITDA	$160.1	$130.0	$304.0	$275.5

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Asset write-offs	$0.2	$2.5	$1.1	$4.9
Profit sharing expense and 401(k) funded by Suez	6.4	4.2	11.8	9.8
Other	(0.1)	(1.0)	3.1	1.1
Non-cash charges	$6.5	$5.7	$16.0	$15.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

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

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See note 7 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Pension settlement	$0.1	$—	$0.4	$—
Loss (gain) on sales, net of expenses	0.5	0.6	0.6	1.1
Other unusual items	1.4	0.5	1.6	0.7
	$2.0	$1.1	$2.6	$1.8

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended June 30, 2006 are as follows:

	Covenant Level at June 30, 2006	Ratios
Senior credit facility(1)
Minimum Adjusted EBITDA to cash interest ratio	1.75x	2.93x
Maximum net debt to Adjusted EBITDA ratio	6.00x	4.61x
Indentures(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.56x

(1)	During 2006, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.75x and a net debt to Adjusted EBITDA ratio at a maximum of 6.00x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,149.5 million that was outstanding under our term loan facilities as of June 30, 2006) and investments in similar business and other investments equal to 6% of Nalco Finance Holdings LLC consolidated assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of June 30, 2006, the aggregate outstanding balance under these local lines of credit was approximately $26.2 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a receivables facility on June 25, 2004 that provides up to $100 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of June 30, 2006, approximately $179.0 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $113.8 million would have been available for funding. As of June 30, 2006, we had $72.7 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Recent Accounting Pronouncements

See Note 14 to the condensed consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposures to market risk since December 31, 2005.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(b)	Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.	Risk Factors

Changes have occurred to the following risk factors that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

Our pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2004 and 2005, we contributed $13.7 million and $30.0 million, respectively, to our pension plans. We are required to contribute at least $58.5 million to the U.S. pension plan in 2006. We may also opt to make additional voluntary contributions to various pension plans worldwide in 2006.

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

On August 3, 2006, the U.S. Senate joined the House of Representatives in passing pension reform legislation – the Pension Protection Act of 2006 (PPA) (H.R. 4). The PPA will next be sent to the President for his approval, and he is expected to sign the bill into law. The proposed legislation affects both defined benefit and defined contribution plans, the employers who sponsor such plans, and plan participants.

We are currently studying the PPA and its impact on our employees and us. However, the new legislation could influence the amount and timing of our pension funding requirements, our decisions regarding pension funding, and the timing of payouts to those of our employees who are plan participants. Any changes the legislation might have on the terms and conditions of our pension programs might also impact our employees and influence their employment decisions.

Our Sponsors have significant influence on us and may have conflicts of interest with us or you in the future.

As a result of the sale of shares by our Sponsors during the six months ended June 30, 2006, our Sponsors beneficially own approximately 26.7% of the common stock of our direct parent company, Nalco Holding Company.

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

Dated: August 9, 2006