Form 10-Q
period 2006-09-30
Nalco Finance Holdings LLC
filed 2006-11-07
CIK 1298339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

QUARTERLY REPORT ON FORM 10-Q
NALCO FINANCE HOLDINGS LLC
Quarter Ended September 30, 2006

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$42.9	$30.8
Accounts receivable, less allowances of $20.3 in 2006 and $16.6 in 2005	665.3	622.3
Inventories:
Finished products	261.7	242.6
Materials and work in process	76.8	70.6
	338.5	313.2
Prepaid expenses, taxes and other current assets	63.6	83.1
Total current assets	1,110.3	1,049.4
Property, plant, and equipment, net	733.1	755.3
Intangible assets:
Goodwill	2,257.3	2,196.7
Other intangibles, net	1,183.2	1,227.5
Other assets	311.9	326.0
Total assets	$5,595.8	$5,554.9
Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$271.0	$285.4
Short-term debt	141.7	22.6
Other current liabilities	280.2	235.1
Total current liabilities	692.9	543.1
Other liabilities:
Long-term debt	3,060.0	3,244.2
Deferred income taxes	369.5	380.7
Accrued pension benefits	393.5	416.4
Other liabilities	279.8	278.9
Minority interest	14.1	11.2
Unitholder’s equity	786.0	680.4
Total liabilities and unitholder’s equity	$5,595.8	$5,554.9

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions)

	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Net sales	$915.4	$834.9	$2,655.8	$2,448.8
Operating costs and expenses:
Cost of product sold	502.3	457.9	1,469.0	1,351.0
Selling, administrative, and research expenses	277.5	251.2	823.6	772.2
Amortization of intangible assets	17.6	20.3	52.4	61.4
Business optimization expenses	3.0	3.5	8.6	21.3
Total operating costs and expenses	800.4	732.9	2,353.6	2,205.9
Operating earnings	115.0	102.0	302.2	242.9
Other income (expense), net	0.1	—	(0.5)	(2.8)
Interest income	2.4	2.1	6.4	6.2
Interest expense	(68.9)	(65.8)	(203.2)	(192.7)
Earnings before income taxes and minority interests	48.6	38.3	104.9	53.6
Income tax provision	19.4	23.0	45.6	31.0
Minority interests	(1.7)	(1.6)	(5.2)	(4.4)
Net earnings	$27.5	$13.7	$54.1	$18.2

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Operating activities
Net earnings	$54.1	$18.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	97.5	100.0
Amortization	52.4	61.4
Amortization of deferred financing costs and accretion of senior discount notes	32.5	30.1
Other, net	(13.6)	19.4
Changes in operating assets and liabilities	(19.8)	(55.1)
Net cash provided by operating activities	203.1	174.0
Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	—	(3.2)
Additions to property, plant, and equipment, net	(59.6)	(45.3)
Other, net	1.8	(0.9)
Net cash used for investing activities	(57.8)	(49.4)
Financing activities
Changes in short-term debt, net	29.3	1.7
Proceeds from long-term debt	—	24.1
Repayments of long-term debt	(159.5)	(130.8)
Other, net	(3.4)	(5.6)
Net cash used for financing activities	(133.6)	(110.6)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.5)
Increase in cash and cash equivalents	12.1	13.5
Cash and cash equivalents at beginning of period	30.8	33.2
Cash and cash equivalents at end of period	$42.9	$46.7

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

3.	Debt

Debt consists of the following:

(dollars in millions)	September 30, 2006	December 31, 2005
Short-term
Checks outstanding and bank overdrafts	$26.2	$17.9
Notes payable to banks	0.9	0.9
Current maturities of long-term debt	17.4	3.8
Securitized trade accounts receivable facility	97.2	—
	$141.7	$22.6
Long-term
Securitized trade accounts receivable facility	$—	$75.3
Term loan A, due November 2009	78.0	107.6
Term loan B, due November 2010	957.0	1,081.0
Senior notes, due November 2011	918.2	900.7
Senior subordinated notes, due November 2013	718.2	700.7
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes, due February 2014	377.3	353.5
Other	0.9	1.4
	3,077.4	3,248.0
Less: Current portion	17.4	3.8
	$3,060.0	$3,244.2

4.	Unitholder’s Equity

Unitholder’s equity consists of the following:

(dollars in millions)	September 30, 2006	December 31, 2005
Capital account	$742.9	$741.5
Accumulated deficit	(87.1)	(141.2)
Accumulated other comprehensive income	130.2	80.1
Total unitholder’s equity	$786.0	$680.4

The capital structure of the Company consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. At September 30, 2006 and December 31, 2005, there were 100 Units issued and outstanding, which were owned by Nalco Holding Company.

5.	Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and nine months ended September 30, 2006 and 2005 were as follows:

	Pension Benefits
(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Service cost	$7.7	$7.9	$22.3	$21.3
Interest cost	10.8	10.8	31.9	30.3
Expected return on plan assets	(7.5)	(6.9)	(22.2)	(19.1)
Amortization of prior service cost	0.1	—	0.1	—
Recognized net actuarial loss	0.1	—	0.3	—
Settlement charge	—	—	0.4	—
Net periodic cost	$11.2	$11.8	$32.8	$32.5

	Other Postretirement Benefits
(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Service cost	$1.3	$1.4	$4.1	$4.1
Interest cost	2.1	2.2	6.1	6.5
Amortization of prior service cost	(1.0)	(1.0)	(3.0)	(3.0)
Recognized net actuarial loss	(0.1)	—	(0.2)	—
Net periodic cost	$2.3	$2.6	$7.0	$7.6

6.	Business Optimization Expenses

The Company has undertaken several initiatives to redesign and optimize its business and work processes. Business process optimization expenses, consisting mostly of employee severance and related costs, were $8.6 million and $21.3 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

7.	Summary of Other Income (Expense)

The components of other income (expense), net for the three months and nine months ended September 30, 2006 and 2005, include the following:

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Franchise taxes	$(0.9)	$(0.6)	$(2.4)	$(1.9)
Equity in earnings of unconsolidated subsidiaries	0.5	0.3	3.1	1.1
Foreign currency exchange adjustments	0.3	1.9	(2.7)	3.3
Other	0.2	(1.6)	1.5	(5.3)
	$0.1	$—	$(0.5)	$(2.8)

8.	Income Taxes

The Company’s effective income tax rate was 43.4% for the nine months ended September 30, 2006. The rate varies from the U.S. federal statutory income tax rate of 35% due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2005.

The following is a reconciliation of the tax derived by applying the U.S. statutory tax rate to the earnings before income taxes and minority interest and comparing that to the recorded income tax provision:

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
U.S. statutory tax rate	$17.0	$13.4	$36.7	$18.8
Interest expense – senior discount notes	2.9	2.7	8.4	7.7
Other	(0.5)	6.9	0.5	4.5
Income tax provision	$19.4	$23.0	$45.6	$31.0

The Internal Revenue Service (the Service) is in the process of completing its examination of the consolidated federal income tax returns of the Company's subsidiary, Nalco Company, and Nalco Company's subsidiaries for the years 2003 and 2004. Recently, the Service informally advised the Company that it is considering the disallowance of federal tax deductions for a series of expenses, totaling $152 million. These expenses relate to fees paid to the Sponsors and financial institutions for debt issuance and consulting services. The Company believes that the deductions as reflected in its audited financial statements are proper and will be sustained; accordingly, no reserve has been taken for these amounts. Nonetheless, should the Service prevail on the disallowance of any of these expenses, any incremental tax would offset existing net operating loss carryforwards, rather than require immediate cash payments, and a substantial portion of the disallowed tax benefits would be charged to goodwill, and not to the tax provision.

9.	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components, net of related tax, for the three months and nine months ended September 30, 2006 and 2005, are as follows:

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Net earnings	$27.5	$13.7	$54.1	$18.2
Other comprehensive income (loss), net of income taxes:
Derivatives	(0.6)	(0.4)	(1.2)	0.3
Foreign currency translation adjustments	3.1	3.9	51.3	(42.1)
Comprehensive income (loss)	$30.0	$17.2	$104.2	$(23.6)

10.	Segment Information

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Industrial and Institutional Services	$406.3	$379.5	$1,174.1	$1,098.0
Energy Services	267.1	223.4	772.7	655.5
Paper Services	181.1	173.9	535.0	520.1
Other	60.9	58.1	174.0	175.2
Net sales	$915.4	$834.9	$2,655.8	$2,448.8

10.	Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Segment direct contribution:
Industrial and Institutional Services	$98.7	$87.5	$263.6	$235.9
Energy Services	58.0	42.8	161.2	125.5
Paper Services	28.6	30.8	81.2	88.3
Other	(15.2)	(14.2)	(49.5)	(48.3)
Capital charge elimination	19.4	19.8	57.5	59.2
Total segment direct contribution	189.5	166.7	514.0	460.6
Expenses not allocated to segments:
Administrative expenses	53.9	40.9	150.8	135.0
Amortization of intangible assets	17.6	20.3	52.4	61.4
Business optimization expenses	3.0	3.5	8.6	21.3
Operating earnings	115.0	102.0	302.2	242.9
Other income (expense), net	0.1	—	(0.5)	(2.8)
Interest income	2.4	2.1	6.4	6.2
Interest expense	(68.9)	(65.8)	(203.2)	(192.7)
Earnings before income taxes and minority interests	$48.6	$38.3	$104.9	$53.6

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

11.	Contingencies and Litigation

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

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three pending waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company is also remediating a small ground contamination it discovered at its plant in Colombia and cleaned a raw material spill at its plant near Botany, Australia. The Company’s financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on the Company up to the present, nor is it anticipated that there will be in the future, as a result of these matters. The Company has made and will continue to make provisions for these costs if the Company’s liability becomes probable and when costs can be reasonably estimated.

The Company’s undiscounted reserves for known environmental clean up costs were $2.0 million at September 30, 2006. These environmental reserves represent management’s current estimate of its proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon

11.	Contingencies and Litigation (continued)

negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company’s liquidity position. Expenditures for the nine months ended September 30, 2006, relating to environmental compliance and clean up activities, were not significant.

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

On November 2, 2005, the U.K. Health and Safety Executive (‘‘HSE’’) sent notice that it intends to initiate legal proceedings against the Company’s U.K. subsidiary under the Health and Safety at Work Act. The place of these proceedings is not indicated in the notice. This notice references a legionella outbreak from November 2003 that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The HSE indicates that the proceedings will relate to the cleaning of these cooling towers. The HSE has not initiated the legal proceedings mentioned in the notice, and the Company has not received any specific charges or claims for relief. The Company will defend and refute any contention that it has violated any law.

Beginning on May 16, 2003, the Company received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials, the claimed leakage of wastewater and other matters at its plant in Garyville, Louisiana. No charges or indictments have been filed, but the outcome of this investigation is unknown to the Company.

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

12.	Guarantees

No significant guarantees were outstanding at September 30, 2006, other than subsidiary-related performance guarantees.

The Company had $42.5 million of letters of credit outstanding at September 30, 2006.

13.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and

13.	Recent Accounting Pronouncements (continued)

measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of FIN 48 is no later than fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects, if any, that adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of the beginning of its fiscal year ended December 31, 2008. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the end of the fiscal year is effective for the Company no later than December 31, 2008. Retrospective application of both the recognition and measurement date provisions of SFAS No. 158 is not permitted. Had the Company applied the recognition provisions of SFAS No. 158 as of December 31, 2005, accumulated other comprehensive income would have been reduced by an additional $2.1 million. However, this impact could change materially as of December 31, 2006, due to changes in the discount rates used to measure plan obligations, the actual returns on plan assets, and other factors.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company in its year ended December 31, 2006, and allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is in the process of determining the effects, if any, that SAB 108 will have on its financial statements.

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

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended September 30, 2006 (the ‘‘Quarterly Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. For further information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and Part II, Item 1A of this Quarterly Report.

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

Executive Level Overview

Third quarter sales increased 9.7% to $915.4 million, including 7.8% organic growth and 1.9% in favorable foreign currency translation rate changes, from prior-year revenues of $834.9 milion. Organic

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

growth excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures. In addition to obtaining 3.8% price improvement, real sales growth — organic growth less price that simply passes on higher costs — was 4.0% which moves Nalco closer to our general expectations for 5% real growth in base business sales.

Energy Services again led Nalco’s growth efforts, delivering its third straight quarter of 15% or better organic revenue growth, with 17.4% improvement in the quarter ended September 30. Strong product portfolios and substantial investments we made training new sales engineers and service technicians ahead of growth are key contributors to expansion in the Energy Services segment.

Our Downstream refinery and petrochemical business continues to grow at the nearly 15% organic rate delivered year-to-date. The Adomite well-service business was up just over 20% in the third quarter. While price was an important contributor to the organic sales increase, real growth was also ahead of the 11.3% average growth pace for rig counts in the quarter. Our Oil Field services business grew at a 20% organic pace in the quarter ended September 30, an acceleration from the 15% organic growth pace achieved through the first six months of 2006. This acceleration largely results from not repeating the closures of deepwater Gulf of Mexico platforms prior to and following hurricanes Katrina and Rita last year.

Price improvement played a role in the 250 basis points direct contribution margin expansion in Energy Services versus the prior year. In addition, segment results include an initial $1.5 million business interruption insurance recovery from last year’s hurricanes. We continue to work toward additional insurance recoveries. At its current pace, Energy Services should pass the $1 billion mark in sales before year-end.

Industrial and Institutional Services (I&IS) sales grew 5.1% organically. Among the higher-growth regions and/or industries were: Asia/Pacific mining, global marine, North American chemical and food and beverage, Latin America, Eastern Europe, Africa and the Middle East. The chemical business in the United States benefited from Gulf Coast chemical plants being fully operational this year.

High oil prices in the early part of the third quarter contributed to a significant decline in synfuel sales. Those sales began to return in September as oil prices dropped under the $70 per barrel mark. The I&IS business expanded its direct contribution margins in the quarter by 120 basis points compared to the prior year.

Paper Services sales increased 2.1% organically — on pace with year-to-date growth of 2.2%. All of the increase comes from price. Latin America grew nicely, Asia/Pacific improved and North America is nearly stable, but European paper declined both organically and in real terms. Paper Services direct contribution margin improved from first half results, but remains well below year-ago levels and even further behind what we consider normal performance levels.

Our price achievement in the Paper market is well below necessary levels given the pace of purchased material and freight cost increases since mid-2004. We recently announced additional price increases for the Paper Services segment.

Third quarter net earnings doubled to $27.5 million from 2005 third quarter earnings of $13.7 million.

Adjusted EBITDA, which is used to determine compliance with the Company’s debt covenants, increased 11.3% to $183.1 million from $164.5 million in the third quarter of 2005. During the third quarter, price contributed about $31 million to improvement from the prior year, while purchased material and freight costs increased $18 million over that same period. This is the first time that we have succeeded in reducing the lag between our price increases and cost increases to less than one quarter since mid-2004. The price-cost differential accounts for nearly all of our Adjusted EBITDA improvement.

We have made strong progress this year in developing the right structures for our business — minimizing the impact of double-taxation to which some of our earnings stream had been exposed in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

our immediate, post-LBO structure. We now estimate our effective income tax rate for the year to be 44.0%. Our third quarter rate of 40.0% includes some one-time impacts, so our year-to-date effective tax rate stands at 43.4%.

Free Cash Flow, which we define as cash flow from operations less net capital expenditures and minority interest charges, was $117.5 million in the third quarter. With our Free Cash Flow in the quarter, we repaid $114.0 million of Term Loan B debt in the quarter ended September 30. In addition, we more fully utilized our receivables securitization facility to pay off the $25 million that had been outstanding on our revolver at the end of the second quarter. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005
Net cash provided by operating activities	$141.3	$143.6
Minority interests	(1.7)	(1.6)
Additions to property, plant, and equipment, net	(22.1)	(20.3)
Free cash flow	$117.5	$121.7

Operating working capital continues to require a use of cash. While inventories and payables remained stable in the third quarter, we used additional working capital for receivables. We expect to end the year with working capital requiring a use of cash of somewhat more than the $40 million previously estimated. However, we will drive improvement — primarily in payables and receivables — before year-end.

Year-to-date Results and Outlook

Through nine months, Nalco sales of $2.66 billion are up 8.5% from $2.45 billion in the first three quarters of 2005, including real growth of 3.7% and 4.5% price improvement. We expect to end the year above our 7% organic growth target.

Geographically, Latin America continues to be our fastest growth region in nominal terms, followed by Asia/Pacific, North America and then Europe, Africa and the Middle East. Year-to-date, currency translations boosted Latin American sales, but were drags in Europe and several Asian markets.

Our focus in the fourth quarter is on delivering a strong finish to 2006, making further progress toward targeted 5% real growth in our base business while continuing to obtain price. This outlook assumes that cost increases will moderate, and that our most concentrated efforts to obtain additional price will be in the Paper industry. Our oil field and chemical businesses in and around the Gulf of Mexico should improve in the fourth quarter, as a substantial number of Gulf platforms and nearby chemical plants did not reopen post-hurricanes until late in the fourth quarter 2005 and some well into 2006.

At $54.1 million, September year-to-date net earnings are nearly triple September 2005 year-to-date net earnings of $18.2 million.

Year-to-date adjusted EBITDA is up 10.7% to $487.1 million from $440.0 million, and remains on track to reach our 12% growth target for the year. We expect fourth quarter results to be modestly ahead of the third quarter, providing the 3 percent sequential improvement needed to deliver on our targeted 12% growth in Adjusted EBITDA this year. This would put the fourth quarter 15% ahead of the same quarter of 2005. In addition to not repeating raw material cost spikes and sales losses from last year’s hurricanes, we expect real growth, price and cost improvement programs to allow us to reach our Adjusted EBITDA target. Included in the forecast is an accrual for variable compensation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

programs in the fourth quarter, an increase of $8 million compared to the same period of 2005. In the quarter ended September 30, our variable compensation accrual was an additional $9 million above the same period of 2005.

Since costs began escalating in the third quarter of 2004, purchased material and freight increases have totaled about $270 million across the Company. Price actions since that time have recovered about $261 million. As a Company, we expect cumulative price capture to catch up to purchased material and freight cost increases by year-end.

While generally pleased with the performance of the business, we have fallen behind in achieving planned cost savings. Year-to-date cost savings stand at $36 million compared to our full-year target of $75 million. We are late generating savings from two major projects — a new order entry process and a new customer service center in Europe. While late, both of these projects are expected to hit their planned savings targets. It is very unlikely now that we will hit our $75 million cost savings target, after delivering $88 and $89 million in the past two years, respectively.

Contributing to the cost impact is a series of investments we made in sales engineers and R&D to support high growth in Energy Services and developing countries that have already exceeded the $17 million investment target we established at the beginning of the year.

At year-end, we expect our annual effective tax rate to be at 44.0%. Going forward, we believe that our effective tax rate for 2006 of 44.0% should represent the upper limit of our rate. We continue to work on programs to make further improvements.

Year-to-date Free Cash Flow stands at $138.3 million, and we have left our target unchanged for the year at $170 million. While we expect some cash tax benefits from our reduced tax rate, these gains may be partly offset by expectations for higher-than-planned business process optimization expenses in the fourth quarter. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Net cash provided by operating activities	$203.1	$174.0
Minority interests	(5.2)	(4.4)
Additions to property, plant, and equipment, net	(59.6)	(45.3)
Free cash flow	$138.3	$124.3

Our capital expenditure program, about $60 million through three quarters, would appear to be well below the $105 million spend we projected this year. Last year, however, we spent roughly 40% of our capital in the fourth quarter. Heavy fourth quarter capital spending is typical of Nalco. A similar spend rate this year would put us at about $100 million in capital expenditures, or very near to our expected spend level this year.

Results of Operations — Consolidated

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005

Net sales for the three months ended September 30, 2006 were $915.4 million, a 9.7% increase from the $834.9 million reported for the three months ended September 30, 2005. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 7.8%. Of this improvement, 3.8% was attributed to price increase, while the remaining 4.0% was driven by real growth.

Gross profit, defined as the difference between net sales and cost of product sold, of $413.1 million for the three months ended September 30, 2006 increased by $36.1 million, or 9.6%, over the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

$377.0 million for the three months ended September 30, 2005. On an organic basis, gross profit increased by 7.7%. Contributing to the improvement was the impact of higher selling prices and sales volumes, partly offset by the effect of increased costs of raw and other purchased materials. An initial business interruption recovery of $1.5 million related to last year’s hurricanes was recognized during the three months ended September 30, 2006, which also contributed to the increase in gross profit. Gross profit margin for the three months ended September 30, 2006 was 45.1% compared to 45.2% for the year-ago period.

Selling, administrative, and research expenses for the three months ended September 30, 2006 of $277.5 million increased $26.3 million, or 10.5%, from $251.2 million for the three months ended September 30, 2005. On an organic basis, selling, administrative, and research expenses increased 8.6%. This was mostly attributable to higher salaries, employee incentive plan expenses, employee benefits, travel, and outside consulting related to our work process redesign initiatives and the rationalization of our legal entity structure.

Amortization of intangible assets was $17.6 million and $20.3 million for the three months ended September 30, 2006 and 2005, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $3.0 million for the three months ended September 30, 2006, a $0.5 million decrease from the $3.5 million for the three months ended September 30, 2005.

Other income (expense), net favorably changed by $0.1 million. This was largely the result of higher earnings of our affiliated entities.

Net interest expense, defined as the combination of interest income and interest expense, of $66.5 million for the three months ended September 30, 2006 increased by $2.8 million from the $63.7 million reported for the three months ended September 30, 2005. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the three months ended September 30, 2006 was 40.0%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended September 30, 2005.

During the three months ended September 30, 2006, the income tax provision was favorably affected by a reduction in the estimate of the annual effective tax rate. The tax provision was also reduced by the recognition of certain discrete items in the quarter, which lowered the effective tax rate for the third quarter 2006 by 2.7 percentage-points.

Minority interest expense was $0.1 million higher than the $1.6 million for the three months ended September 30, 2005, which was due to mixed results for the Company’s non-wholly owned subsidiaries.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net sales for the nine months ended September 30, 2006 were $2,655.8 million, an 8.5% increase from the $2,448.8 million reported for the nine months ended September 30, 2005. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 8.2%. Of this improvement, 4.5% was attributed to price increase, while the remaining 3.7% was driven by real growth.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Gross profit, defined as the difference between net sales and cost of product sold, of $1,186.8 million for the nine months ended September 30, 2006 increased by $89.0 million, or 8.1%, over the $1,097.8 million for the nine months ended September 30, 2005. On an organic basis, gross profit increased by 7.9%. Higher sales volume and the impact of higher selling prices, partly offset by the effect of increased costs of raw and other purchased materials, contributed to this change. The improvement was also partly attributable to an inventory write-off of $9.0 million during the nine months ended September 30, 2005. Also contributing to the improvement was an initial business interruption recovery of $1.5 million related to last year’s hurricanes that was recognized in 2006. Gross profit margin for the nine months ended September 30, 2006 was 44.7% compared to 44.8% for the year-ago period.

Selling, administrative, and research expenses for the nine months ended September 30, 2006 of $823.6 million increased $51.4 million, or 6.7%, from $772.2 million for the nine months ended September 30, 2005. On an organic basis, selling, administrative, and research expenses increased 6.6%. This was mainly attributable to selling expense, which was primarily due to higher salaries, commission expenses, employee benefits, bad debts, and outside services. Administrative expense increased from the year-ago period due to higher employee incentive plan expenses, employee benefits, and outside consulting related to our work process redesign initiatives and the rationalization of our legal entity structure.

Amortization of intangible assets was $52.4 million and $61.4 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $8.6 million for the nine months ended September 30, 2006, a $12.7 million decrease from the $21.3 million for the nine months ended September 30, 2005. The nine months ended September 30, 2005 included a $14.2 million charge to support a plan to delayer our management structure and reduce costs in lower-performing business units.

Other income (expense), net favorably changed by $2.3 million from the net expense of $2.8 million for the nine months ended September 30, 2005. A $2.4 million impairment loss on a business held for sale recognized in 2005 and a $2.0 million increase in equity in earnings of unconsolidated subsidiaries contributed to the improvement. Partly offsetting these favorable year-over-year changes was an unfavorable change in foreign exchange gains and losses due to the weakening of the U.S. dollar versus the euro during 2006.

Net interest expense, defined as the combination of interest income and interest expense, of $196.8 million for the nine months ended September 30, 2006 increased by $10.3 million from the $186.5 million reported for the nine months ended September 30, 2005. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the nine months ended September 30, 2006 was 43.4%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, the income tax provision was favorably affected by a reduction in the estimate of the annual effective tax rate. The tax provision was also reduced by

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

the recognition of certain discrete items in the period, which lowered the effective tax rate for the nine months ended September 30, 2006 by 1.6 percentage-points.

Minority interest expense was $0.8 million higher than the $4.4 million for the nine months ended September 30, 2005, reflecting improved results for the Company’s non-wholly owned subsidiaries in Spain, Saudi Arabia, and Japan.

Results of Operations — Segment Reporting

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005

Net sales by reportable segment for the three months ended September 30, 2006 and September 30, 2005 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2006	September 30, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$406.3	$379.5	7.1%	2.0%	—	5.1%
Energy Services	267.1	223.4	19.6%	2.2%	—	17.4%
Paper Services	181.1	173.9	4.2%	2.1%	—	2.1%
Other	60.9	58.1	4.8%	(0.9)%	—	5.7%
Net sales	$915.4	$834.9	9.7%	1.9%	—	7.8%

The Industrial and Institutional Services division reported sales of $406.3 million for the three months ended September 30, 2006, a 7.1% increase over the $379.5 million for the year-ago-period. Price increases accounted for approximately two-thirds of the 5.1% organic change. Double-digit real growth was reported by our Asian mining and global marine businesses, as well as in the emerging markets in Eastern Europe, the Middle East and Africa.

The Energy Services division reported sales of $267.1 million for the three months ended September 30, 2006, a 19.6% gain over the $223.4 million for the three months ended September 30, 2005. Organically, sales improved by 17.4%, with about three-fourths of this increase attributed to real growth. All businesses within Energy Services grew double digits in the quarter, with our Upstream oil field production and Downstream refinery and petrochemical businesses expanding at faster-than-market growth rates.

The Paper Services division reported sales of $181.1 million for the three months ended September 30, 2006, a 4.2% increase over the $173.9 million reported for the third quarter of 2005. The North American region reported positive organic growth as a result of price increases, while solid organic improvements in Latin America and Asia were mostly the result of real growth. The European region continues to struggle with customer closures and lost business due to the price-increase initiatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Direct contribution is defined as the difference between net sales and operating costs, including cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges. Direct contribution by reportable segment for the three months ended September 30, 2006 and September 30, 2005 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2006	September 30, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$98.7	$87.5	12.8%	2.1%	—	10.7%
Energy Services	58.0	42.8	35.5%	2.7%	—	32.8%
Paper Services	28.6	30.8	(6.9)%	1.9%	—	(8.8)%
Other	(15.2)	(14.2)	(6.9)%	(4.6)%	—	(2.3)%

Direct contribution of the Industrial and Institutional Services division was $98.7 million for the three months ended September 30, 2006, an increase of 12.8% over the $87.5 million reported for the three months ended September 30, 2005. Sales growth accounted for the 10.7% organic improvement in direct contribution.

The Energy Services division reported direct contribution of $58.0 million for the three months ended September 30, 2006, a 35.5% increase over the $42.8 million reported for the year-ago period. On an organic basis, direct contribution increased 32.8%. Higher sales volume accounted for most of the increase. Gross profit margins improved as planned price increases took effect. An initial business interruption insurance recovery of $1.5 million related to last year’s hurricanes was recognized during the three months ended September 30, 2006, which also contributed to the increase over the year-ago period.

The Paper Services division reported direct contribution of $28.6 million for the three months ended September 30, 2006, a 6.9% decrease from the direct contribution reported for the three months ended September 30, 2005. Organically, direct contribution was down 8.8%, as costs of raw and other purchased materials continued to exceed price increases.

The direct contribution loss of $15.2 million reported in ‘‘Other’’ for the three months ended September 30, 2006, represented an increase of $1.0 million from the $14.2 million direct contribution loss reported in the third quarter 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net sales by reportable segment for the nine months ended September 30, 2006 and September 30, 2005 may be compared as follows:

	Nine Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2006	September 30, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,174.1	$1,098.0	6.9%	0.3%	—	6.6%
Energy Services	772.7	655.5	17.9%	0.7%	—	17.2%
Paper Services	535.0	520.1	2.8%	0.6%	—	2.2%
Other	174.0	175.2	(0.7)%	(3.0)%	—	2.3%
Net sales	$2,655.8	$2,448.8	8.5%	0.3%	—	8.2%

The Industrial and Institutional Services division posted sales of $1,174.1 million for the nine months ended September 30, 2006, an increase of 6.9% over the $1,098.0 million for the year-ago-period. Price increases accounted for about three-fourths of the 6.6% organic increase in sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

The Energy Services division reported sales of $772.7 million for the nine months ended September 30, 2006, a 17.9% gain over the $655.5 million for the nine months ended September 30, 2005. Sales improved by 17.2% on an organic basis, with slightly more that two-thirds of this improvement attributed to real growth.

The Paper Services division posted sales of $535.0 million for the nine months ended September 30, 2006, a 2.8% increase over the $520.1 million reported for the year-ago period. The North American region reported positive organic growth as a result of price increases, while organic improvements in Latin America and Asia were primarily the result of real growth. These organic growth gains were partly offset by a decline in the European region.

The 2.3% organic growth in sales reported by the Other segment was attributable to price increases by our Integrated Channels business and real growth by our subsidiary in India.

Direct contribution by reportable segment for the nine months ended September 30, 2006 and September 30, 2005 may be compared as follows:

	Nine Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2006	September 30, 2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$263.6	$235.9	11.7%	0.3%	—	11.4%
Energy Services	161.2	125.5	28.5%	0.9%	—	27.6%
Paper Services	81.2	88.3	(8.0)%	0.9%	—	(8.9)%
Other	(49.5)	(48.3)	(2.5)%	(1.7)%	—	(0.8)%

Direct contribution of the Industrial and Institutional Services division was $263.6 million for the nine months ended September 30, 2006, an increase of 11.7% over the $235.9 million reported for the nine months ended September 30, 2005. Organically, direct contribution improved 11.4%. The Industrial and Institutional Services division’s success in implementing price increases and controlling operating expenses contributed to the period-on-period performance improvement.

The Energy Services division reported direct contribution of $161.2 million for the nine months ended September 30, 2006, a 28.5% increase over the $125.5 million reported for the prior year period. On an organic basis, direct contribution increased 27.6%. Higher sales volume and the impact of price increases accounted for most of the improvement. An initial business interruption insurance recovery of $1.5 million related to last year’s hurricanes recognized in 2006 also contributed to the increase.

The Paper Services division reported direct contribution of $81.2 million for the nine months ended September 30, 2006, an 8.0% decrease from the $88.3 million reported for the year-ago period. Organically, direct contribution was down 8.9%, as costs of raw and other purchased materials continued to exceed price increases. Due to tight controls on spending, operating expenses were flat on a year-over-year basis despite a significant increase in bad debts.

The direct contribution loss of $49.5 million reported in ‘‘Other’’ for the nine months ended September 30, 2006, represented an increase of $1.2 million from the $48.3 million direct contribution loss reported for the nine months ended September 30, 2005. Significant contributors to the year-over-year change include supply chain variances that benefited 2006 results and favorable adjustments in 2005 for commissions and insurance/legal claims that did not recur in 2006.

Liquidity and Capital Resources

Operating activities.    Historically, the Company’s main source of liquidity has been its solid cash flow generated by operating activities. For the nine months ended September 30, 2006, cash provided by operating activities was $203.1 million, an increase of $29.1 million from the same period last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

The improvement was mainly the result of the increase in net earnings and not making any payments in 2006 for 2005 variable incentive plans. Partly offsetting these improvements were higher contributions to the principal U.S. pension plan and higher cash requirements for inventories and accounts payable.

Investing activities.    Cash used for investing activities was $57.8 million for the nine months ended September 30, 2006, which was mostly attributable to net property additions of $59.6 million.

Cash used for investing activities was $49.4 million for the nine months ended September 30, 2005. This was mostly the result of net property additions of $45.3 million.

Financing activities.    Net cash used for financing activities totaled $133.6 million and $110.6 million during the nine months ended September 30, 2006 and 2005, respectively, which was mostly attributable to a net decrease in borrowings.

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

At September 30, 2006, the outstanding balance of the term loan A and term loan B facilities was $78.0 million and $957.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At September 30, 2006, no borrowings were outstanding under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following significant financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at September 30, 2006.

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

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Net earnings	$27.5	$13.7	$54.1	$18.2
Interest, net	66.5	63.7	196.8	186.5
Income tax provision	19.4	23.0	45.6	31.0
Depreciation	32.8	33.3	97.5	100.0
Amortization	17.6	20.3	52.4	61.4
EBITDA	$163.8	$154.0	$446.4	$397.1
Non-cash charges(1)	10.7	5.0	26.7	20.8
Business optimization expenses(2)	3.0	3.5	8.6	21.3
Unusual items(3)	6.8	3.1	9.4	4.9
Other adjustments(4)	(1.2)	(1.1)	(4.0)	(4.1)
Adjusted EBITDA	$183.1	$164.5	$487.1	$440.0

(1)	Non-cash charges are further detailed on the following table:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Asset write-offs	$0.3	$—	$1.4	$4.9
Profit sharing expense and 401(k) funded by Suez	7.0	1.1	18.8	10.9
Other	3.4	3.9	6.5	5.0
Non-cash charges	$10.7	$5.0	$26.7	$20.8

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

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See note 6 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Pension settlement	$—	$—	$0.4	$—
Loss (gain) on sales, net of expenses	1.7	2.6	2.3	3.7
Other unusual items	5.1	0.5	6.7	1.2
	$6.8	$3.1	$9.4	$4.9

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended September 30, 2006 are as follows:

	Covenant Level at September 30, 2006	Ratios
Senior credit facility(1)
Minimum Adjusted EBITDA to cash interest ratio	1.75x	2.99x
Maximum net debt to Adjusted EBITDA ratio	6.00x	4.28x
Indentures(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.61x

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

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,035.0 million that was outstanding under our term loan facilities as of September 30, 2006) and investments in similar business and other investments equal to 6% of Nalco Finance Holdings LLC consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2006, the aggregate outstanding balance under these local lines of credit was approximately $25.9 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a receivables facility on June 25, 2004 that provides up to $100 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of September 30, 2006, approximately $183.2 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $120.4 million would have been available for funding. As of September 30, 2006, we had $97.2 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. The facility expires in June 2007.

Recent Accounting Pronouncements

See Note 13 to the condensed consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposures to market risk since December 31, 2005.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(b)	Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.	Risk Factors

Changes have occurred to the following risk factor that was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

Our pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2004 and 2005, we contributed $13.7 million and $30.0 million, respectively, to our pension plans. We are required to contribute at least $58.5 million to the U.S. pension plan in 2006. In early April 2006, we added $45.0 million in funding to our first quarter 2006 U.S. pension plan contribution of $13.5 million, completing our 2006 U.S. pension funding requirements ahead of schedule. We may also opt to make additional voluntary contributions to various pension plans worldwide in 2006.

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

On August 17, 2006, the President signed into law new pension reform legislation – the Pension Protection Act of 2006 (PPA). The PPA affects defined benefit and defined contribution plans, the employers who sponsor such plans, and plan participants. The PPA will influence the amount and timing of our pension funding requirements, our decisions regarding pension funding, and the timing of payouts to those of our employees who are plan participants. The changes resulting from the PPA might impact our employees and influence their employment decisions.

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

Dated: November 7, 2006