Form 10-Q
period 2007-03-31
Nalco Finance Holdings LLC
filed 2007-05-08
CIK 1298339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

QUARTERLY REPORT ON FORM 10-Q
NALCO FINANCE HOLDINGS LLC
Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited) March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$41.6	$37.3
Accounts receivable, less allowances of $20.4 in 2007 and $19.0 in 2006	692.4	695.3
Inventories:
Finished products	284.1	264.5
Materials and work in process	75.0	76.2
	359.1	340.7
Prepaid expenses, taxes and other current assets	80.6	94.1
Total current assets	1,173.7	1,167.4
Property, plant, and equipment, net	737.1	743.4
Intangible assets:
Goodwill	2,312.3	2,299.9
Other intangibles, net	1,156.8	1,169.5
Other assets	263.5	279.2
Total assets	$5,643.4	$5,659.4
Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$281.3	$288.2
Short-term debt	150.4	150.2
Other current liabilities	275.2	281.0
Total current liabilities	706.9	719.4
Other liabilities:
Long-term debt	3,022.7	3,038.6
Deferred income taxes	325.4	352.9
Accrued pension benefits	422.6	430.7
Other liabilities	255.2	250.0
Minority interest	12.8	12.6
Unitholder’s equity	897.8	855.2
Total liabilities and unitholder’s equity	$5,643.4	$5,659.4

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Net sales	$909.3	$849.4
Operating costs and expenses:
Cost of product sold	503.5	475.0
Selling, administrative, and research expenses	288.4	271.5
Amortization of intangible assets	15.2	17.3
Business optimization expenses	—	3.8
Total operating costs and expenses	807.1	767.6
Operating earnings	102.2	81.8
Other income (expense), net	(0.3)	1.3
Interest income	2.6	1.7
Interest expense	(68.2)	(66.3)
Earnings before income taxes and minority interests	36.3	18.5
Income tax provision	16.4	9.2
Minority interests	(1.9)	(1.7)
Net earnings	$18.0	$7.6

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Operating activities
Net earnings	$18.0	$7.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	31.8	32.4
Amortization	15.2	17.3
Amortization of deferred financing costs and accretion of senior discount notes	11.2	9.6
Other, net	3.0	(4.2)
Changes in operating assets and liabilities	(21.2)	(3.8)
Net cash provided by operating activities	58.0	58.9
Investing activities
Additions to property, plant, and equipment, net	(21.1)	(14.6)
Other, net	0.5	(0.4)
Net cash used for investing activities	(20.6)	(15.0)
Financing activities
Changes in short-term debt, net	(7.5)	10.3
Proceeds from long-term debt	—	3.3
Repayments of long-term debt	(24.0)	(45.1)
Other, net	(1.9)	(0.8)
Net cash used for financing activities	(33.4)	(32.3)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.4
Increase in cash and cash equivalents	4.3	12.0
Cash and cash equivalents at beginning of period	37.3	30.8
Cash and cash equivalents at end of period	$41.6	$42.8

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2007

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

Change in Ownership

On November 4, 2003, our subsidiary, Nalco Holdings LLC (the Buyer), a newly-formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the Sponsors), pursuant to a Stock Purchase Agreement, as amended, with Suez S.A. (Suez or Seller) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group for $4,127.1 million, including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the Acquisition).

2.	Basis of Presentation

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report for Nalco Finance Holdings LLC and subsidiaries for the fiscal year ended December 31, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

3.	Debt

Debt consists of the following:

(dollars in millions)	March 31, 2007	December 31, 2006
Short-term
Checks outstanding and bank overdrafts	$25.8	$25.8
Notes payable to banks	0.9	0.9
Current maturities of long-term debt	23.7	23.5
Securitized trade accounts receivable facility	100.0	100.0
	$150.4	$150.2
Long-term
Term loan A, due November 2009	$74.6	$81.0
Term loan B, due November 2010	887.0	911.0
Senior notes, due November 2011	931.2	928.1
Senior subordinated notes, due November 2013	731.2	728.1
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes, due February 2014	394.1	385.6
Other	0.5	0.5
	3,046.4	3,062.1
Less: Current portion	23.7	23.5
	$3,022.7	$3,038.6

4.	Unitholder’s Equity

Unitholder’s equity consists of the following:

(dollars in millions)	March 31, 2007	December 31, 2006
Capital account	$743.8	$743.3
Accumulated deficit	(27.0)	(52.9)
Accumulated other comprehensive income	181.0	164.8
Total unitholder’s equity	$897.8	$855.2

The capital structure of the Company consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. At March 31, 2007 and December 31, 2006, there were 100 Units issued and outstanding, which were owned by Nalco Holding Company.

5.	Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2007 and 2006 were as follows:

	Pension Benefits		Other Postretirement Benefits
(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Service cost	$7.1	$7.7	$1.6	$1.6
Interest cost	11.1	10.4	2.2	2.3
Expected return on plan assets	(8.2)	(6.8)	—	—
Prior service cost	—	—	(1.1)	(1.0)
Net actuarial loss	0.1	0.1	—	—
Settlement charge	—	0.3	—	—
Net periodic cost	$10.1	$11.7	$2.7	$2.9

6.	Business Optimization Expenses

We continue to redesign and optimize our business and work processes. Business process optimization expenses were nil for the three months ended March 31, 2007, as employee severance and related costs were offset by the impact of a $0.4 million reduction in the impairment provision for a facility that is held for sale. Business process optimization expenses, consisting mostly of employee severance and related costs, were $3.8 million for the three months ended March 31, 2006.

7.	Summary of Other Income (Expense)

The components of other income (expense), net for the three months ended March 31, 2007 and 2006, include the following:

(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Franchise taxes	$(0.8)	$(0.8)
Equity in earnings of unconsolidated subsidiaries	0.4	0.7
Foreign currency exchange adjustments	(0.2)	0.3
Other	0.3	1.1
	$(0.3)	$1.3

8.	Income Taxes

Our effective income tax rate was 45.2% for the three months ended March 31, 2007. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended March 31, 2006.

Nalco Finance Holdings LLC’s tax attributes are included in the tax return of its owner, Nalco Holding Company. Its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions, as required. With few exceptions, we are no longer subject to federal, state and local, or foreign income tax examinations by tax authorities for periods prior to 2001. To the extent that we are subject to additional tax assessments greater than $150,000 that relate to tax periods before November 4, 2003, we are indemnified by our former shareholder, Suez, and therefore have recorded a receivable for the related indemnity claim. We record tax penalties and interest on tax deficiencies as part of income tax expense.

8.	Income Taxes (continued)

We have reserved for certain interest deductions taken on our Dutch tax returns. Because it is our expectation that this issue will be resolved within the next 12 months, the reserve of $7.9 million has been classified as short-term within income taxes payable. If the deductions are denied, the reserve will be credited to deferred tax assets for the existing net operating loss, without an immediate cash tax liability. If the deductions are sustained, the reserve will be reversed to reduce deferred income tax expense. We are unable to estimate a range of possible outcomes.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal periods beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we have recorded a decrease in the liability for unrecognized tax benefits of approximately $13.5 million. Because a portion of this amount is subject to the Suez indemnity, we have also reduced the receivable by their share of the exposures, or $5.6 million. The remaining $7.9 million has been credited to retained earnings as of January 1, 2007.

	Unrecognized Tax Benefit Liability	Suez Portion	Nalco Portion
(dollars in millions)
December 31, 2006 closing	$26.0	$8.6	$17.4
Change to adopt FIN 48	(13.5)	(5.6)	(7.9)
January 1, 2007 opening	$12.5	$3.0	$9.5
Unrecognized tax position	$12.1	$2.7	$9.4
Interest	0.4	0.3	0.1
Penalties	—	—	—
January 1, 2007 opening	$12.5	$3.0	$9.5

Because of the indemnity, recognition of the full tax benefits not previously recorded would result in a favorable impact to the effective tax rate of $9.2 million, a reduction of the Suez receivable of $3.0 million, and a reduction of goodwill of $0.3 million.

9.	Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months ended March 31, 2007 and 2006, were as follows:

(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Net earnings	$18.0	$7.6
Other comprehensive income (loss), net of income taxes:
Derivatives	1.1	(0.3)
Net prior service credit	(0.7)	—
Net actuarial loss	0.1	—
Foreign currency translation adjustments	15.7	20.5
Comprehensive income	$34.2	$27.8

10.	Segment Information

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

We are organized based on the end markets it serves. The organization is comprised of the following reportable segments:

Industrial and Institutional Services   –   This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Energy Services   –   This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Paper Services   –   This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Other   –   This segment includes the Integrated Channels Group, supply chain activities, and certain other operating expenses not allocated to a segment. It also includes our subsidiary in India and the Katayama Nalco joint venture.

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Industrial and Institutional Services	$406.3	$381.5
Energy Services	272.0	246.6
Paper Services	179.3	176.1
Other	51.7	45.2
Net sales	$909.3	$849.4

10.	Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Segment direct contribution:
Industrial and Institutional Services	$88.0	$80.1
Energy Services	55.8	48.6
Paper Services	25.0	26.4
Other	(18.1)	(20.0)
Capital charge elimination	20.1	19.2
Total segment direct contribution	170.8	154.3
Expenses not allocated to segments:
Administrative expenses	53.4	51.4
Amortization of intangible assets	15.2	17.3
Business optimization expenses	—	3.8
Operating earnings	102.2	81.8
Other income (expense), net	(0.3)	1.3
Interest income	2.6	1.7
Interest expense	(68.2)	(66.3)
Earnings before income taxes and minority interests	$36.3	$18.5

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

Our undiscounted reserves for known environmental clean up costs were $2.1 million at March 31, 2007. These environmental reserves represent our current estimate of our proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified.

11.	Contingencies and Litigation (continued)

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

Expenditures for the three months ended March 31, 2007, relating to environmental compliance and clean up activities, were not significant.

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

12.	Guarantees

No significant guarantees were outstanding at March 31, 2007, other than subsidiary-related performance guarantees.

We had $27.4 million of letters of credit outstanding at March 31, 2007.

13.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us as of the beginning of our fiscal year ended December 31, 2008. We are in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which

13.	Recent Accounting Pronouncements (continued)

the changes occur. Those changes are to be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, as required. We are required to adopt the measurement date provisions of SFAS No. 158 no later than December 31, 2008. Retrospective application of both the recognition and measurement date provisions of SFAS No. 158 is not permitted.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. We are required to adopt SFAS No. 159 as of the beginning of our fiscal year ended December 31, 2008. We are in the process of determining the effects, if any, that adoption of SFAS No. 159 will have on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations includes references to the Transactions, defined as the acquisition of Ondeo Nalco Group, comprised of Nalco Company and Nalco International SAS Subsidiaries, by our subsidiary, Nalco Holdings LLC, from Suez (‘‘Suez’’) and the related financings in connection with such acquisition (the ‘‘Acquisition’’).

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended March 31, 2007 (the ‘‘Quarterly Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. For further information regarding risk factors, please refer to Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Executive Level Overview

We are generally pleased with the first quarter 2007, and we believe that we are on the right path to meet our 2007 performance targets. However, as we will discuss, we still have a great deal of work to do to deliver successful results this year and also to set the stage for improved performance in the coming years.

First quarter sales grew 7.1% from $849.4 million to $909.3 million. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, sales increased 4.2%, while currency impacts added 2.9% to reported results.

Net earnings improved 136.8% to $18.0 million from 2006 first quarter results of $7.6 million.

Adjusted EBITDA, which is used to determine compliance with our debt covenants, improved 9.8% to $158.0 million from the year-earlier $143.9 million. This is on track with our objective of delivering 10% Adjusted EBITDA growth for the year.

Growth and productivity improvements remain our top priorities.

Growth

Energy Services sales growth again led the Company with 10.3% nominal growth and 7.5% organic growth. Our Upstream oil field production business drove performance in Energy Services, with

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Downstream growing more modestly than in recent quarters. The Upstream Adomite business, which was one of our fastest-growing businesses in 2006 and grew faster than the underlying market, was flat year-on-year – trailing behind rig count growth in the period.

Industrial and Institutional Services (I&IS) reported nominal growth of 6.5% and grew organically at 3.3%. In I&IS, our most rapid growth came in our Pacific mining business, in Latin America, Eastern Europe, Russia and the Middle East and a small marine business unit. Sales in Asia and the Pacific Rim met our expectations and are expected to continue to ramp up through 2007 as newly hired sales engineers are completing training programs and are being deployed in the field. In North America, sales to chemical and institutional customers contributed the greatest growth.

Our Institutional business, which serves commercial buildings, universities, hospitals and hotels, now includes an alternate channels business that we call WaterServ. WaterServ grew at twice the rate of our overall I&IS business, but is still a bit too small to have a significant impact on segment performance. When fully developed, we expect WaterServ to grow at 4-5 times the rate of our standard I&IS business. At that rate, WaterServ will have a more noticeable impact.

The I&IS segment’s biggest challenge comes in Western Europe, where sales were up only as a result of foreign currency impacts despite improvements in the region’s economies. New business generation has been sluggish as our sales force in Europe has not moved past some of the distractions that came with process and system changes in 2006. Because of these distractions, we clearly lost sales time and focus on new account generation activity. We expect this drag to continue to affect our results in Europe. Even though the European sales force is back on offense, the length of the sales cycle in our business causes a lag before new accounts move all the way through the pipeline. The same technology and differentiated service capabilities that allow us to succeed in other parts of the world are available in Western Europe. We believe the primary sources of weak performance are within our control to change, and we are focused on driving the new account activity that translates into improved results.

Organic sales declined modestly in Paper Services, and the segment also saw a 100 basis point decline in direct contribution margins. Following margin expansion in the fourth quarter of 2006, we expected somewhat better results in this first quarter. During the quarter, strong growth in Latin America did not offset modest sales declines in Europe and North America. In North America, growth efforts were hampered by the impacts on our sales of production declines in the Board and Newsprint markets. In Europe, we took a short-term margin hit to staff up new ‘‘Centers of Expertise’’ that will ensure our best technology is more rapidly and effectively deployed than has been the case in the recent past. Sales and direct contribution also have been impacted by continued market pricing pressures in Europe. In addition, our Pacific Paper sales retrenched during the first quarter, but should begin to expand again in the second half of 2007 as new machines in China are targeted to enter the market. Overall, we expect Paper to improve its performance as currently strong trial activity with new technologies begins to translate to added business. This is expected to translate into quarter-on-quarter direct contribution improvement of a couple of million dollars above prior-year levels in each subsequent quarter. Sales are expected to grow more slowly than direct contribution.

In the Other segment, we are pleased with our sales progress in India and Japan.

From a geographic sales perspective, Latin America was our best performing region in the quarter, followed by North America, Asia/Pacific and finally Europe. Clearly, fixing our challenge in Western Europe in Paper and I&IS is a top priority. However, we also expect to build momentum in the Asia/Pacific region that will contribute to improved performance as we move through 2007.

Productivity

After organic growth, our next highest priority is improving our work processes. In the first quarter, productivity initiatives generated $13 million in gains toward a 2007 goal of $75 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Our work process improvement efforts are gaining momentum, with a very comprehensive round of Nalco Business Transformation (NBT) process changes and upgraded SAP-enabled capabilities that successfully came on stream in mid-April 2007.

We will gain savings going forward from streamlined order entry and production planning practices. Key benefits come from improving customer interactions such as on-time deliveries and billing accuracy. Importantly, we are freeing up our sales engineers to spend more of their time helping customers identify ways to improve operating performance and financial returns.

One notable advantage is that our sales representatives will have access to automated systems to build proposals for customers, which help select the most appropriate services, chemistry and equipment. We also established clear pricing requirements and easy-to-construct agreements as part of the process improvements. This drastically reduces proposal preparation time, ensures we are deploying the latest technologies and helps reduce product proliferation and inventory requirements. Rather than taking many weeks to prepare an agreement for customer review, proposals can now be presented in a day or two.

In addition, our European Customer Service organization transformation is now in place and performed quite well in the first quarter, surpassing the performance targets we had established. While there is always room to get better, we now have the structure functioning at performance levels that we expected to operate with last fall. During the second quarter, some of the duplication in the organization that we have been running with since last year will no longer be necessary.

Additional Financial Details

Free Cash Flow generation was $35.0 million in the first quarter 2007, of which $31.3 million was used for Term Loan repayments. This result was slightly less than the $42.6 million generated in the first quarter 2006. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Net cash provided by operating activities	$58.0	$58.9
Minority interests	(1.9)	(1.7)
Additions to property, plant, and equipment, net	(21.1)	(14.6)
Free cash flow	$35.0	$42.6

Several notable items affected Free Cash Flow, starting with more than doubling net earnings. An important item offsetting this earnings growth from a cash generation perspective was variable incentive payments. In the first quarter of 2006, we made no variable incentive program payments after falling short of our 2005 hurdle. In the first quarter 2007, because we surpassed our 2006 targets, we made commensurate variable incentive payments.

Free Cash Flow was also affected by increased capital spending and pension funding, which were up more than $10 million combined compared to year-ago levels. We have previously disclosed that capital expenditures are expected to approximate $120 million in 2007, compared to the net $93.4 million in 2006. The increase in pension funding was attributable to timing, as 2007 funding is expected to be very similar to 2006. Operating working capital – inventories, receivables and payables – used a modest amount of cash in the first quarter 2007. As we move through the year, with the benefit of the process changes we began implementing, we expect operating working capital to become a source of cash.

In total, Free Cash Flow was solid. Given the large semi-annual interest payments we make in May and November each year, we do not expect to generate much in the way of Free Cash Flow in the second quarter. We did not generate any Free Cash Flow in the second quarter in either of the past two years. A substantial portion of our Free Cash Flow should be generated in the third quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Of the $35.0 million in Free Cash Flow, $31.3 million was used for Term Loan debt reduction. We made Term Loan A payments of $7.3 million and paid $24.0 million on Term Loan B. Net debt was not reduced by this full amount as a result of currency fluctuation impacts on our euro-denominated debt and accretion on our senior discount notes. We still have remaining required payments this year on Term Loan A of 12.1 million euros.

The first quarter effective tax rate of 45.2% was temporarily higher than expected due to certain adjustments that had to be recognized in the quarter rather than as adjustments to our annual effective rate. These adjustments, which are now behind us, do not change our outlook for the year, which remains an effective tax rate of less than 40%. The adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, in January 2007 had minimal impact on our financial position. FIN 48 brings the potential for greater quarter-to-quarter tax rate variability, but we do not anticipate significant swings in our effective tax rate.

2007 Forecast Reaffirmed

We are reaffirming our performance guidance for 2007.

We continue to believe that our prior guidance is proper for the year – organic sales growth of better than 5%, 10% improvement in Adjusted EBITDA and 30% improvement in Free Cash Flow.

An important assumption in our projection is that raw material and freight costs remain at or below existing levels. We are already seeing higher year-on-year costs from freight and some other items as a result of the recent run-ups in crude oil and refined product prices. We are prepared to handle these increases with additional price movement, but would be challenged if a large escalation in cost occurs late in the year. From what we see today, however, we remain confident in our ability to meet our forecasts.

Results of Operations – Consolidated

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Net sales for the three months ended March 31, 2007 were $909.3 million, a 7.1% increase from the $849.4 million reported for the three months ended March 31, 2006. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 4.2%. Overall, growth was reported by all geographic regions, with Latin America most favorable.

Gross profit, defined as the difference between net sales and cost of product sold, of $405.8 million for the three months ended March 31, 2007 increased by $31.4 million, or 8.4%, over the $374.4 million for the three months ended March 31, 2006. On an organic basis, gross profit increased by 5.3%. Contributing to the improvement was the impact of higher selling prices and sales volumes. Gross profit margin for the three months ended March 31, 2007 was 44.6% compared to 44.1% for the three months ended March 31, 2006.

Selling, administrative, and research expenses for the three months ended March 31, 2007 of $288.4 million increased $16.9 million, or 6.2%, from $271.5 million for the three months ended March 31, 2006. On an organic basis, selling, administrative, and research expenses increased 3.2%. This was mostly attributable to higher salaries, employee incentives, employee benefits, training, travel, and outside consulting related to our work process redesign initiatives and the rationalization of our legal entity structure. Partly offsetting these changes was lower bad debt expense in 2007.

Amortization of intangible assets was $15.2 million and $17.3 million for the three months ended March 31, 2007 and 2006, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were nil for the three months ended March 31, 2007 and $3.8 million for the three months ended March 31, 2006. Employee severance and related cost in the three months ended March 31, 2007 were offset by the impact of a $0.4 million reduction in the impairment provision for a facility that is held for sale.

Other income (expense), net was a net expense of $0.3 million and a net income of $1.3 million for the three months ended March 31, 2007 and 2006, respectively. The $1.6 million unfavorable difference was mainly attributed to lower earnings by our affiliate entities and an unfavorable change in foreign currency transaction gains and losses of $0.5 million.

Net interest expense, defined as the combination of interest income and interest expense, of $65.6 million for the three months ended March 31, 2007 increased by $1.0 million from the $64.6 million reported for the three months ended March 31, 2006. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $1.0 million, and accretion of our senior discount notes was $0.7 million higher than a year ago. The net impact of a lower average debt level and higher interest rates on our variable rate debt compared to the year-ago period partly offset these increases.

The effective tax rate for the three months ended March 31, 2007 was 45.2%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended March 31, 2006.

As a result of adopting Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective January 1, 2007, we now record tax benefits based on the prescribed ‘‘more likely than not’’ standard. This reduced our liability for unrecognized tax benefits based on our previous ‘‘probable’’ standard by $13.5 million, of which $5.6 million was indemnified by our former shareholder, Suez. As a result, $7.9 million was credited to retained earnings as of January 1, 2007.

Minority interest expense was $0.2 million higher than the $1.7 million for the three months ended March 31, 2006. While our non-wholly owned subsidiary in India reported lower earnings year-over-year, this change was more that offset by higher earnings by all our other non-wholly owned subsidiaries, most notably Katayama Nalco in Japan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Results of Operations – Segment Reporting

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Net sales by reportable segment for the three months ended March 31, 2007 and March 31, 2006 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2007	March 31, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$406.3	$381.5	6.5%	3.2%	—	3.3%
Energy Services	272.0	246.6	10.3%	2.8%	—	7.5%
Paper Services	179.3	176.1	1.8%	2.4%	—	(0.6)%
Other	51.7	45.2	14.4%	1.7%	—	12.7%
Net sales	$909.3	$849.4	7.1%	2.9%	—	4.2%

The Industrial and Institutional Services division reported sales of $406.3 million for the three months ended March 31, 2007, a 6.5% increase over the $381.5 million for the year-ago-period. Organically, sales grew 3.3%. Most of that growth came from our Pacific region mining and North American chemical and institutional businesses, as well as our water treatment business in Latin America, Eastern Europe, Russia and the Middle East. Lower sales in Western Europe partly offset these gains.

The Energy Services division reported sales of $272.0 million for the three months ended March 31, 2007, a 10.3% gain over the $246.6 million for the three months ended March 31, 2006. Organically, sales improved by 7.5%. While our oil field production business accounted for the majority of this increase with double-digit organic growth, our Downstream and Adomite businesses also reported modest sales improvements.

The Paper Services division reported sales of $179.3 million for the three months ended March 31, 2007, a 1.8% increase over the $176.1 million reported for the first quarter of 2006. Organically, sales dropped from the year-ago period as strong, double-digit organic growth in Latin America was offset by sales declines in the other regions.

Improved performances by our Integrated Channels Group, Katayama Nalco joint venture, and subsidiary in India contributed to the 12.7% organic growth in sales reported by the ‘‘Other’’ segment.

Direct contribution is defined as the difference between net sales and operating costs, including cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges. Direct contribution by reportable segment for the three months ended March 31, 2007 and March 31, 2006 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2007	March 31, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$88.0	$80.1	9.8%	3.5%	—	6.3%
Energy Services	55.8	48.6	14.9%	3.2%	—	11.7%
Paper Services	25.0	26.4	(5.2)%	1.7%	—	(6.9)%
Other	(18.1)	(20.0)	9.6%	(4.0)%	—	13.6%

Direct contribution of the Industrial and Institutional Services division was $88.0 million for the three months ended March 31, 2007, an increase of 9.8% over the $80.1 million reported for the three months ended March 31, 2006. Organically, direct contribution improved 6.3%. Increased sales volume and higher gross margin contributed to the improvement. Operating expenses were up 3.9% organically, mostly due to increased employee incentives, partly offset by lower bad debt expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

The Energy Services division reported direct contribution of $55.8 million for the three months ended March 31, 2007, a 14.9% increase over the $48.6 million reported for the year-ago period. On an organic basis, direct contribution increased 11.7%. Higher sales volume and improved margins accounted for the increase. Operating expenses were up 5.3% organically, with the largest increases in salaries, employee benefits, travel and bad debt expenses.

The Paper Services division reported direct contribution of $25.0 million for the three months ended March 31, 2007, a 5.2% decrease from the direct contribution reported for the three months ended March 31, 2006. Organically, direct contribution was down 6.9% as sales volumes fell. Operating expenses were higher by 2.8% organically. Salaries and training expenses increased as bad debt expenses decreased.

The direct contribution loss of $18.1 million reported in ‘‘Other’’ for the three months ended March 31, 2007, represented an improvement of $1.9 million from the $20.0 million direct contribution loss reported in the first quarter 2006, which was mostly attributable to improved results by our Integrated Channels Group.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the three months ended March 31, 2007, cash provided by operating activities was $58.0 million, a decrease of $0.9 million from the same period last year. The increase in net earnings was offset by increased pension funding in 2007 and variable incentive payments, which occurred in 2007 because we surpassed our 2006 targets, but were not paid in 2006 for 2005 variable incentive plans after falling short of that year’s targets.

Investing activities.    Cash used for investing activities was $20.6 million for the three months ended March 31, 2007, which was mostly attributable to net property additions of $21.1 million.

Cash used for investing activities was $15.0 million for the three months ended March 31, 2006. This was mostly the result of net property additions of $14.6 million.

Financing activities.    Net cash used for financing activities totaled $33.4 million and $32.3 million during the three months ended March 31, 2007 and 2006, respectively, which was mostly attributable to a net decrease in borrowings.

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

Senior credit facilities.    On November 4, 2003, we entered into senior credit facilities which provided for a revolving credit facility, a $300 million six-year term loan A facility (including an €88.0 million tranche) which matures in November 2009 and a $1,300 million seven-year term loan B facility which matures in November 2010. Borrowings under the senior credit facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility and the term loan A facility is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR or Eurocurrency borrowings and may be increased subject to changes in certain leverage ratios. The applicable margin for borrowings under the term loan B facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the term loan B facility is not subject to adjustment.

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

At March 31, 2007, the outstanding balance of the term loan A and term loan B facilities was $74.6 million and $887.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At March 31, 2007, no borrowings were outstanding under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following significant financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at March 31, 2007.

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

Subject to certain exceptions, the indentures governing the senior notes, the senior subordinated notes and the senior discount notes permit our restricted subsidiaries and us to incur additional indebtedness, including secured indebtedness.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Net earnings	$18.0	$7.6
Interest, net	65.6	64.6
Income tax provision	16.4	9.2
Depreciation	31.8	32.4
Amortization	15.2	17.3
EBITDA	$147.0	$131.1
Non-cash charges(1)	9.5	9.5
Business optimization expenses(2)	—	3.8
Unusual items(3)	3.6	0.6
Other adjustments(4)	(2.1)	(1.1)
Adjusted EBITDA	$158.0	$143.9

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Asset write-offs	$—	$0.9
Profit-sharing expense and 401(k) funded by Suez	6.7	5.4
Other	2.8	3.2
Non-cash charges	$9.5	$9.5

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

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See Note 6 to Item 1 for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)
(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Pension settlement	$—	$0.3
Loss (gain) on sales, net of expenses	0.2	0.1
Other unusual items	3.4	0.2
	$3.6	$0.6

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended March 31, 2007 are as follows:

March 31, 2007
	Required	Actual
Senior credit facility(1)
Minimum Adjusted EBITDA to cash interest ratio	1.80x	3.17x
Maximum net debt to Adjusted EBITDA ratio	5.50x	3.94x
Indentures(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.76x

(1)	During 2007, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.80x and a net debt to Adjusted EBITDA ratio at a maximum of 5.50x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $961.6 million that was outstanding under our term loan facilities as of March 31, 2007) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of March 31, 2007, the aggregate outstanding balance under these local lines of credit was approximately $26.1 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a three-year receivables facility on June 25, 2004 that provides up to $100 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of March 31, 2007,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

approximately $185.9 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $137.7 million would have been available for funding. As of March 31, 2007, we had $100.0 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. The facility expires in June 2007, and we plan to enter into a new facility upon its expiration.

Recent Accounting Pronouncements

See Note 13 to the condensed consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2006.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The charge relates to a legionella outbreak that is claimed to have originated at cooling towers at the subsidiary’s customers. The legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer is also charged. The subsidiary received a statement of facts from the HSE on April 20, 2007.

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
Dated: May 8, 2007