Form 10-Q
period 2007-06-30
Nalco Finance Holdings LLC
filed 2007-08-09
CIK 1298339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

QUARTERLY REPORT ON FORM 10-Q
NALCO FINANCE HOLDINGS LLC
Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited) June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$68.6	$37.3
Accounts receivable, less allowances of $19.3 in 2007 and $19.0 in 2006	754.4	695.3
Inventories:
Finished products	278.4	264.5
Materials and work in process	82.4	76.2
	360.8	340.7
Prepaid expenses, taxes and other current assets	90.8	94.1
Total current assets	1,274.6	1,167.4
Property, plant, and equipment, net	740.8	743.4
Intangible assets:
Goodwill	2,349.7	2,299.9
Other intangibles, net	1,144.9	1,169.5
Other assets	256.2	279.2
Total assets	$5,766.2	$5,659.4
Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$281.4	$288.2
Short-term debt	93.3	150.2
Other current liabilities	252.2	281.0
Total current liabilities	626.9	719.4
Other liabilities:
Long-term debt	3,153.6	3,038.6
Deferred income taxes	323.9	352.9
Accrued pension benefits	411.3	430.7
Other liabilities	253.1	250.0
Minority interest	11.8	12.6
Unitholder’s equity	985.6	855.2
Total liabilities and unitholder’s equity	$5,766.2	$5,659.4

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions)

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Net sales	$970.9	$891.0	$1,880.2	$1,740.4
Operating costs and expenses:
Cost of product sold	536.7	499.5	1,040.2	974.5
Selling, administrative, and research expenses	293.0	266.8	581.4	538.3
Amortization of intangible assets	15.4	17.5	30.6	34.8
Business optimization expenses	2.3	1.8	2.3	5.6
Total operating costs and expenses	847.4	785.6	1,654.5	1,553.2
Operating earnings	123.5	105.4	225.7	187.2
Other income (expense), net	0.1	(1.9)	(0.2)	(0.6)
Interest income	1.9	2.3	4.5	4.0
Interest expense	(68.2)	(68.0)	(136.4)	(134.3)
Earnings before income taxes and minority interests	57.3	37.8	93.6	56.3
Income tax provision	16.5	17.0	32.9	26.2
Minority interests	(1.7)	(1.8)	(3.6)	(3.5)
Net earnings	$39.1	$19.0	$57.1	$26.6

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Operating activities
Net earnings	$57.1	$26.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	64.0	64.7
Amortization	30.6	34.8
Amortization of deferred financing costs and accretion of senior discount notes	22.3	21.1
Other, net	(5.9)	(31.6)
Changes in operating assets and liabilities	(97.2)	(53.8)
Net cash provided by operating activities	70.9	61.8
Investing activities
Additions to property, plant, and equipment, net	(47.6)	(37.5)
Other, net	(6.2)	(4.4)
Net cash used for investing activities	(53.8)	(41.9)
Financing activities
Changes in short-term debt, net	(8.3)	28.1
Proceeds from long-term debt	48.8	—
Repayments of long-term debt	(24.0)	(45.5)
Other, net	(4.1)	(2.2)
Net cash provided by (used for) financing activities	12.4	(19.6)
Effect of exchange rate changes on cash and cash equivalents	1.8	0.5
Increase in cash and cash equivalents	31.3	0.8
Cash and cash equivalents at beginning of period	37.3	30.8
Cash and cash equivalents at end of period	$68.6	$31.6

See accompanying notes to condensed consolidated financial statements.

Nalco Finance Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2007

1.	Description of Business

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

3.	Debt

Debt consists of the following:

(dollars in millions)	June 30, 2007	December 31, 2006
Short-term
Checks outstanding and bank overdrafts	$25.3	$25.8
Notes payable to banks	13.5	0.9
Current maturities of long-term debt	54.5	23.5
Securitized trade accounts receivable facility	—	100.0
	$93.3	$150.2
Long-term
Term loan A, due November 2009	$71.3	$81.0
Term loan B, due November 2010	887.0	911.0
Senior notes, due November 2011	935.1	928.1
Senior subordinated notes, due November 2013	735.1	728.1
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes, due February 2014	402.8	385.6
Securitized trade accounts receivable facility	148.8	—
Other	0.2	0.5
	3,208.1	3,062.1
Less: Current portion	54.5	23.5
	$3,153.6	$3,038.6

4.	Unitholder’s Equity

Unitholder’s equity consists of the following:

(dollars in millions)	June 30, 2007	December 31, 2006
Capital account	$744.7	$743.3
Retained earnings (accumulated deficit)	12.1	(52.9)
Accumulated other comprehensive income	228.8	164.8
Total unitholder’s equity	$985.6	$855.2

The capital structure of the Company consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. At June 30, 2007 and December 31, 2006, there were 100 Units issued and outstanding, which were owned by Nalco Holding Company.

5.	Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and six months ended June 30, 2007 and 2006 were as follows:

	Pension Benefits
(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Service cost	$7.1	$6.9	$14.2	$14.6
Interest cost	11.4	10.7	22.5	21.1
Expected return on plan assets	(8.6)	(7.9)	(16.8)	(14.7)
Prior service cost	0.1	—	0.1	—
Net actuarial loss	0.2	0.1	0.3	0.2
Settlement charge	—	0.1	—	0.4
Net periodic cost	$10.2	$9.9	$20.3	$21.6

	Other Postretirement Benefits
(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Service cost	$1.1	$1.2	$2.7	$2.8
Interest cost	1.9	1.7	4.1	4.0
Prior service credit	(1.3)	(1.0)	(2.4)	(2.0)
Net actuarial gain	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic cost	$1.6	$1.8	$4.3	$4.7

6.	Business Optimization Expenses

We continue to redesign and optimize our business and work processes. Business process optimization expenses were $2.3 million for the six months ended June 30, 2007, as employee severance and related costs were partly offset by the impact of a $0.4 million reduction in the impairment provision for a facility that is held for sale. Business process optimization expenses, consisting mostly of employee severance and related costs, were $5.6 million for the six months ended June 30, 2006.

7.	Summary of Other Income (Expense)

The components of other income (expense), net for the three months and six months ended June 30, 2007 and 2006, include the following:

(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Franchise taxes	$(0.8)	$(0.7)	$(1.6)	$(1.5)
Equity in earnings of unconsolidated subsidiaries	0.5	1.9	0.9	2.6
Foreign currency exchange adjustments	0.7	(3.3)	0.5	(3.0)
Other	(0.3)	0.2	—	1.3
	$0.1	$(1.9)	$(0.2)	$(0.6)

8.	Income Taxes

Our effective income tax rate was 35.1% for the six months ended June 30, 2007. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the six months ended June 30, 2006.

The six months ended June 30, 2007, also include two discrete events related to our tax positions in The Netherlands. During the period, we completed our consultations with the tax authorities regarding their analysis of certain interest deductions incurred by our Dutch subsidiaries. The tax effect of these interest deductions represented $7.9 million of previously unrecognized tax benefits. The Dutch tax inspector has concluded that all of the interest deductions we considered at risk are valid deductions under the applicable law. Therefore, we have reversed the reserve, and reduced tax expense during the period by $7.9 million.

In addition, we determined that certain net loss carryforwards in The Netherlands are likely to expire without being utilized. Therefore, we established valuation allowances on those losses, which resulted in $2.2 million of additional tax expense during the six months ended June 30, 2007.

We also implemented various foreign reorganizations during the first half of 2007 that provide tax savings. As a result, our annual estimated tax expense for 2007 has been lowered, which reduced the effective tax rate for the six months ended June 30, 2007.

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

8.	Income Taxes (continued)

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

(dollars in millions)	Unrecognized Tax Benefit	Suez Portion	Nalco Portion
December 31, 2006 closing	$26.0	$8.6	$17.4
Change to adopt FIN 48	(13.5)	(5.6)	(7.9)
January 1, 2007 opening	$12.5	$3.0	$9.5
Unrecognized tax position	$12.1	$2.7	$9.4
Interest	0.4	0.3	0.1
Penalties	—	—	—
January 1, 2007 opening	$12.5	$3.0	$9.5

As of January 1, 2007, full recognition of the $12.5 million of tax benefits not previously recorded would have resulted in a favorable impact to the income tax provision of $9.2 million, a reduction of goodwill of $0.3 million and a reduction of the Suez receivable of $3.0 million.

During the first half of 2007, we recognized $7.9 million of tax benefit due to the settlement of the previously described interest deduction issues in The Netherlands. Therefore, recognition of the remaining January 1, 2007 unrecognized tax benefit would result in a favorable impact to the income tax provision of $1.3 million.

9.	Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months and six months ended June 30, 2007 and 2006, were as follows:

(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Net earnings	$39.1	$19.0	$57.1	$26.6
Other comprehensive income, net of income taxes:
Derivatives	(0.2)	(0.3)	0.9	(0.6)
Net prior service credit	(0.8)	—	(1.5)	—
Net actuarial loss	—	—	0.1	—
Foreign currency translation adjustments	48.8	27.7	64.5	48.2
Comprehensive income	$86.9	$46.4	$121.1	$74.2

10.	Segment Information

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

We are organized based on the end markets it serves. The organization is comprised of the following reportable segments:

10.	Segment Information (continued)

Industrial and Institutional Services   —   This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Energy Services   —   This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Paper Services   —   This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Other   —   This segment includes the Integrated Channels Group, supply chain activities, and certain other operating expenses not allocated to a segment. It also includes our subsidiary in India and the Katayama Nalco joint venture.

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Industrial and Institutional Services	$435.2	$392.4	$841.5	$773.9
Energy Services	292.2	259.5	564.2	506.1
Paper Services	186.7	178.4	366.0	354.5
Other	56.8	60.7	108.5	105.9
Net sales	$970.9	$891.0	$1,880.2	$1,740.4

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Segment direct contribution:
Industrial and Institutional Services	$97.0	$85.0	$185.0	$165.1
Energy Services	67.2	55.3	123.0	103.9
Paper Services	30.7	26.8	55.7	53.2
Other	(22.3)	(15.2)	(40.4)	(35.2)
Capital charge elimination	20.9	18.9	41.0	38.1
Total segment direct contribution	193.5	170.8	364.3	325.1
Expenses not allocated to segments:
Administrative expenses	52.3	46.1	105.7	97.5
Amortization of intangible assets	15.4	17.5	30.6	34.8
Business optimization expenses	2.3	1.8	2.3	5.6
Operating earnings	123.5	105.4	225.7	187.2
Other income (expense), net	0.1	(1.9)	(0.2)	(0.6)
Interest income	1.9	2.3	4.5	4.0
Interest expense	(68.2)	(68.0)	(136.4)	(134.3)
Earnings before income taxes and minority interests	$57.3	$37.8	$93.6	$56.3

10.	Segment Information (continued)

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

Our undiscounted reserves for known environmental clean up costs were $2.1 million at June 30, 2007. These environmental reserves represent our current estimate of our proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the six months ended June 30, 2007, relating to environmental compliance and clean up activities, were not significant.

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

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, is also charged.

On January 2, 2007, the HSE issued another criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The second charge relates to the entry of one of the subsidiary’s employees into a claimed confined space at a customer site. The employee claims injuries as a result of entry into the confined space. The customer is also charged. We have plead guilty to this violation and a fine of £17,500 and fees of £17,300 were entered against our U.K. subsidiary, concluding this matter.

11.	Contingencies and Litigation (continued)

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

No significant guarantees were outstanding at June 30, 2007, other than subsidiary-related performance guarantees.

We had $22.7 million of letters of credit outstanding at June 30, 2007.

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

The following discussion and analysis of our financial condition and results of operations includes references to the Transactions, defined as the November 2003 acquisition of Ondeo Nalco Group, comprised of Nalco Company and Nalco International SAS Subsidiaries, by our subsidiary, Nalco Holdings LLC, from Suez (‘‘Suez’’) and the related financings in connection with such acquisition (the ‘‘Acquisition’’).

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended June 30, 2007 (the ‘‘Quarterly Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

Executive Level Overview

The quarter ended June 30, 2007 was a solid one for us. Organic sales and earnings growth continued on pace with our full-year expectations. Nominal revenues increased 9.0% to $970.9 million from $891.0 million in the year-earlier. Net income doubled to $39.1 million from $19.0 million in the second quarter of 2006, aided in part by a lower effective tax rate.

Adjusted EBITDA gained 12.4% in the quarter to $179.9 million from $160.1 million, bringing year-to-date Adjusted EBITDA growth above the 10% threshold established as our growth expectation. Adjusted EBITDA is used to determine compliance with our debt covenants.

We had a number of strong business performances in the quarter along with a few ongoing challenges. On balance, we believe we are headed in the right direction to meet our expectations for the year.

Nalco’s sales grew 5.9% organically in the quarter, with 3.1% additional growth coming from favorable foreign currency trends.

All three primary segments generated organic sales growth. Energy Services led our organic improvement with a 9.8% increase, with both our Upstream oil field production and Downstream businesses delivering very strong growth. Our Adomite business unit grew slowly in the quarter, but generated improved profitability. Energy Services has been our strongest performing business for an extended period of time and we expect it to continue in this leadership role.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Industrial and Institutional Services (I&IS) grew nicely at 7.2%. Sales increased at a rapid pace in Latin America, Asia-Pacific and in North America-based businesses supporting the Mining and Metals, and Food, Beverage and Pharmaceutical industries. Our North America Power and Institutional businesses and an Emerging Markets business serving Eastern Europe, the Middle East and North Africa also performed well.

The Institutional business now includes a Water Serv™ alternate channel business model that is beginning to show momentum in serving small account customers. During the first six months, we generated $38 million of sales in U.S. Water Serv alternate channel hubs that are in various stages of development. Most of the business in these hubs is transferred from our old Institutional business model, supplemented by smaller Manufacturing segment accounts, start-up hub sales, and nearly 10% growth that has resulted from this new business model.

In urban hubs where we have been at this the longest – giving us the most developed processes – we are growing at an even stronger pace as quality sales engineers are gaining strong support from route specialists and inside sales. From a profitability standpoint, we are doing better than originally expected, delivering direct contribution margins on par with the Company even as we continue the people investments we need to support rapid expansion. These investments add near-term expense with the value created in future periods.

Paper Services grew organic sales at 1.9%, but importantly delivered improved profitability on the strength of new products that have been well received in the marketplace because they create significant additional value for Paper customers. In North America and Western Europe, our Paper customers are still not healthy in many grades. Paper production continued to decline across most grades in North America during the quarter. Against this backdrop, we are focusing on innovation as the key driver of our performance improvement.

We are excited about what our new technology does for our customers – and for us. Two of our newest technologies showing strong market acceptance are EXTRA WHITE™ brightness enhancers and PARETO™ wet-end optimization technology. These programs improve the customer’s operating costs and/or product quality, generating sustainability and profitability benefits. Where we have focused our new technology introduction efforts, we have stabilized the business from a sales perspective and returned margins back to solid levels. Now, we are focused on speeding the pace at which we roll out important technologies on a global basis. We also continue to invest in R&D to provide us with the ongoing ability to bring differentiated, new offerings to our customers.

Other segment sales declined 7.4% due primarily to quarter-over-quarter variations in revenue recognition adjustments, and despite good performance in Japan and reasonable performance in India. Direct contribution losses in the segment were $7.1 million higher than in the quarter ended June 30, 2006 because of two primary items. The nearly $4 million variation in revenue recognition adjustments fell almost entirely to the direct contribution level. We have historically applied our corporate revenue recognition adjustments to the Other segment. These adjustments are primarily made for shipments reflected in Division results, but which were shipped late enough in the quarter that they would not have been received by customers and properly recognized as revenue in the period. Normally, the variation in these adjustments is small enough to not be meaningful, but the variation compared to the second quarter of 2006 was noticeable in this period. In addition, spending in the Supply Chain was above expected levels.

From a regional perspective, we generated double-digit organic sales growth in Asia and Latin America, along with nearly 7% growth in North America during the quarter. We continued to struggle in Europe, with less than 1% organic sales growth. However, we are confident that the management and organizational changes made in the region during the second quarter will help generate improvement in the coming quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Cost savings achieved in the quarter ended June 30, 2007 totaled $19 million, bringing the year-to-date total to $32 million. We remain on track with our plan to achieve $75 million cost savings in the year. We converted to upgraded SAP systems in late April that will allow us to further improve our productivity as we implement process changes. Productivity improvements are expected once we get past the normal performance decline that comes immediately following any sizable process change.

The second quarter contained a few additional items of note:

•	While we have had raw material and freight cost increases, we have offset them with price increases.

•	In addition to business performance improvement, a reduced tax rate in the quarter contributed to net income growth. Net earnings were higher in the quarter due to the favorable settlement of a Dutch tax issue for which we had accrued a tax contingency reserve in early 2006.

•	At a corporate level, increased administrative expenses related to legal entity reorganizations, variable incentive accruals and cost savings program implementation expenses also slowed earnings improvement.

Free Cash Flow was slightly better than last year at a negative $15.3 million in the quarter, with significant working capital use for receivables associated with our Nalco Business Transformation/SAP upgrade. This use is expected to reverse in the next two quarters as we gain experience with components of the new and improved order-to-cash process. In addition to working capital use, we had the normal cash flow impact in the second quarter of paying our semi-annual interest payments. These payments are made in May and November each year. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006
Net cash provided by operating activities	$12.9	$2.9
Minority interests	(1.7)	(1.8)
Additions to property, plant, and equipment, net	(26.5)	(22.9)
Free cash flow	$(15.3)	$(21.8)

Year-to-Date Results

For the six months ended June 30, 2007, sales are up 8.0% to $1.88 billion from $1.74 billion for the prior-year period, with organic revenue growth at 5.1% and the remaining 2.9% growth due to currency impacts. Year-to-date net income more than doubled to $57.1 million from $26.6 million, and Adjusted EBITDA is up 11.2% over year-ago results.

Energy Services remains the growth leader for the six months ended June 30, increasing organic revenues by 8.7%. I&IS is near our corporate average with 5.3% organic growth, with Paper Services and the Other segment trailing at 0.6% and 1.2%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Again this year, we expect to generate the majority of our Free Cash Flow during the third quarter, with some additional cash generation in the fourth quarter. Through six months, our Free Cash Flow stands at $19.7 million versus $20.8 million generated in the first half of 2006. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Net cash provided by operating activities	$70.9	$61.8
Minority interests	(3.6)	(3.5)
Additions to property, plant, and equipment, net	(47.6)	(37.5)
Free cash flow	$19.7	$20.8

Forward-looking Projections

We are positioned to deliver on our commitments for the year of 5% organic sales growth, 10% Adjusted EBITDA improvement, and a 30% improvement in Free Cash Flow. The effective tax rate for the full year is now expected to be about 36% to 37%, with the rate in the second half of the year expected to be around 37% to 38%. Improvements in the full-year tax rate over previous projections result from resolution of the Dutch tax issue and ongoing benefits from foreign tax planning transactions.

Our focus during the remainder of the year will be on completing implementation of a number of work process initiatives, gaining incremental price as we expect overall raw material costs to continue to increase, and supporting reinvigorated efforts to generate growth in Western Europe while maintaining positive momentum in the rest of our businesses.

While we have had a solid start to 2007, we have a lot of work ahead of us to meet our targets in 2007 and set the stage for accelerated growth in future years.

Results of Operations – Consolidated

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006

Net sales for the three months ended June 30, 2007 were $970.9 million, a 9.0% increase from the $891.0 million reported for the three months ended June 30, 2006. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 5.9%. Overall, growth was reported by all geographic regions, with double-digit improvement in Latin America and Asia Pacific.

Gross profit, defined as the difference between net sales and cost of product sold, of $434.2 million for the three months ended June 30, 2007 increased by $42.7 million, or 10.9%, over the $391.5 millionfor the three months ended June 30, 2006. On an organic basis, gross profit increased by 7.7%. Contributing to the improvement was the impact of higher sales volumes and cost savings. Gross profit margin for the three months ended June 30, 2007 was 44.7% compared to 43.9% for the three months ended June 30, 2006.

Selling, administrative, and research expenses for the three months ended June 30, 2007 of $293.0 million increased $26.2 million, or 9.8%, from $266.8 million for the three months ended June 30, 2006. On an organic basis, selling, administrative, and research expenses increased 6.5%. This was mostly attributable to higher salaries, employee incentives, employee benefits, travel, and outside consulting related to our work process redesign initiatives and the rationalization of our legal entity structure. Partly offsetting these changes were lower expenses for supplies and bad debts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Amortization of intangible assets was $15.4 million and $17.5 million for the three months ended June 30, 2007 and 2006, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $2.3 million for the three months ended June 30, 2007 and $1.8 million for the three months ended June 30, 2006.

Other income (expense), net was $0.1 million of net other income for the three months ended June 30, 2007, a favorable difference of $2.0 million from the net expense reported in the year-ago quarter. A favorable change in foreign currency transaction gains and losses of $4.0 million contributed to the variance, with lower earnings by our affiliate entities and miscellaneous charges offsetting a portion of the net gain.

Net interest expense, defined as the combination of interest income and interest expense, of $66.3 million for the three months ended June 30, 2007 increased by $0.6 million from the $65.7 million reported for the three months ended June 30, 2006. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $1.2 million, and accretion of our senior discount notes was $0.7 million higher than a year ago. The net impact of a lower average debt level and higher interest rates on our variable rate debt compared to the year-ago period offset these increases.

The effective tax rate for the three months ended June 30, 2007 was 28.8%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended June 30, 2006.

The three months ended June 30, 2007 also include two discrete events related to our tax positions in The Netherlands. During the period, we completed consultations with the local tax authority regarding certain interest deductions. The tax authority concluded that the deductions are valid under local law. Therefore, we reversed an existing tax reserve, which resulted in a $7.9 million reduction in tax expense in the quarter.

In addition, we determined that certain net loss carryforwards in The Netherlands are likely to expire without being utilized. Therefore, we established valuation allowances on those losses, which resulted in $2.2 million of additional tax expense in the quarter.

During the quarter, we also implemented various foreign reorganizations that provide tax savings. As a result, our annual estimated tax expense for 2007 has been lowered, which reduced the effective tax rate for the quarter.

Minority interest expense was $0.1 million lower than the $1.8 million for the three months ended June 30, 2006. Our non-wholly owned subsidiaries in India and Spain reported lower earnings in the current quarter versus last year. These changes were nearly offset by higher earnings by our non-wholly owned subsidiaries in Saudi Arabia and Malaysia.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net sales for the six months ended June 30, 2007 were $1,880.2 million, an increase of 8.0% over the $1,740.4 million reported for the six months ended June 30, 2006. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 5.1%. Overall, growth was reported by all geographic regions, with Latin America most favorable, citing double-digit improvement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Gross profit, defined as the difference between net sales and cost of product sold, of $840.0 million for the six months ended June 30, 2007 rose $74.1 million, or 9.7%, over the $765.9 million for the first half of 2006. On an organic basis, gross profit increased by 6.5%. Contributing to the improvement was the impact of higher sales volumes and cost savings. Gross profit margin for the six months ended June 30, 2007 was 44.7% compared to 44.0% for the six months ended June 30, 2006.

Selling, administrative, and research expenses for the six months ended June 30, 2007 of $581.4 million increased $43.1 million, or 8.0%, from $538.3 million for the six months ended June 30, 2006. Organically, selling, administrative, and research expenses increased 4.9%. This was mostly attributable to higher salaries, employee incentives, employee benefits, travel, and outside consulting related to our work process redesign initiatives and the rationalization of our legal entity structure. Partly offsetting these changes were lower supplies and bad debt expenses in 2007.

Amortization of intangible assets was $30.6 million and $34.8 million for the six months ended June 30, 2007 and 2006, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $2.3 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively.

Other income (expense), net was a net expense of $0.2 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. The $0.4 million favorable difference was mainly attributed to a favorable change in foreign currency transaction gains and losses of $3.5 million, which were offset by lower earnings by our affiliate entities and miscellaneous charges.

Net interest expense, defined as the combination of interest income and interest expense, of $131.9 million for the six months ended June 30, 2007 increased by $1.6 million from the $130.3 million reported for the six months ended June 30, 2006. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $2.2 million, and accretion of our senior discount notes was $1.4 million higher than a year ago. The net impact of a lower average debt level and higher interest rates on our variable rate debt compared to the year-ago period partly offset these increases.

The effective tax rate for the six months ended June 30, 2007 was 35.1%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the tax treatment of the senior discount note interest expense, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the six months ended June 30, 2006.

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

The six months ended June 30, 2007 also include two discrete events related to our tax positions in The Netherlands. During the period, we completed consultations with the local tax authority regarding certain interest deductions. The tax authority concluded that the deductions are valid under local law. Therefore, we reversed an existing tax reserve, which resulted in a $7.9 million reduction in tax expense in the six months ended June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

In addition, we determined that certain net loss carryforwards in The Netherlands are likely to expire without being utilized. Therefore, we established valuation allowances on those losses, which resulted in $2.2 million of additional tax expense in the six months ended June 30, 2007.

We also implemented various foreign reorganizations during the first half of 2007 that provide tax savings. As a result, our annual estimated tax expense for 2007 has been lowered, which reduced the effective tax rate for the period.

Minority interest expense was $0.1 million higher than the $3.5 million for the six months ended June 30, 2006. While our non-wholly owned subsidiary in India reported lower earnings year-over-year, this change was offset by higher earnings by most of our other non-wholly owned subsidiaries, most notably Saudi Arabia and Japan.

Results of Operations – Segment Reporting

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006

Net sales by reportable segment for the three months ended June 30, 2007 and June 30, 2006 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2007	June 30, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$435.2	$392.4	10.9%	3.7%	—	7.2%
Energy Services	292.2	259.5	12.6%	2.8%	—	9.8%
Paper Services	186.7	178.4	4.7%	2.8%	—	1.9%
Other	56.8	60.7	(6.3)%	1.1%	—	(7.4)%
Net sales	$970.9	$891.0	9.0%	3.1%	—	5.9%

The Industrial and Institutional Services division reported sales of $435.2 million for the three months ended June 30, 2007, a 10.9% increase over the $392.4 million for the year-ago-period. Organically, sales grew 7.2%. Most of the businesses within the division generated improved performance. Latin America, Pacific, and the North America-based businesses servicing the Mining and Metals and Food, Beverage and Pharmaceutical industries recorded double-digit sales growth, while notable increases were also made by our North America Power and Institutional businesses and our Emerging Markets business serving Eastern Europe, the Middle East and North Africa. Lower organic sales in Western Europe and businesses supporting the Marine, Finishing Technologies, and Cosmetics industries partly offset these gains.

The Energy Services division reported sales of $292.2 million for the three months ended June 30, 2007, a 12.6% gain over the $259.5 million for the three months ended June 30, 2006. Organically, sales improved by 9.8%. Both our Upstream oil field production and Downstream businesses accounted for the majority of this increase with double-digit organic growth. Our Adomite business also reported a modest sales improvement.

The Paper Services division reported sales of $186.7 million for the three months ended June 30, 2007, a 4.7% increase over the $178.4 million reported for the second quarter of 2006. Organically, sales grew 1.9% from the year-ago period as a result of new products that were recently introduced to the market. Our Pacific regions reported impressive double-digit sales growth and Latin America continues with strong market growth. Although modest sales growth was reported by North America, a decline in paper production and difficult market conditions still plague North America and Western Europe.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

The ‘‘Other’’ segment reported $56.8 million of sales for the three months ended June 30, 2007, a $3.9 million drop from the year-ago period. Despite improved performances by our Katayama Nalco joint venture and subsidiary in India, quarter-over-quarter variations in revenue recognition adjustments contributed to most of the 7.4% organic decline in sales.

Direct contribution is defined as the difference between net sales and operating costs, including cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges. Direct contribution by reportable segment for the three months ended June 30, 2007 and June 30, 2006 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2007	June 30, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$97.0	$85.0	14.1%	3.6%	—	10.5%
Energy Services	67.2	55.3	21.6%	2.9%	—	18.7%
Paper Services	30.7	26.8	14.5%	2.8%	—	11.7%
Other	(22.3)	(15.2)	(46.9)%	(4.5)%	—	(42.4)%

Direct contribution of the Industrial and Institutional Services division was $97.0 million for the three months ended June 30, 2007, an increase of 14.1% over the $85.0 million reported for the three months ended June 30, 2006. Organically, direct contribution improved 10.5%. Increased sales volume and higher gross margin contributed to the improvement. Operating expenses were up 6.6% organically, mostly due to increased salaries, employee incentives, employee benefits, travel, and bad debt expenses.

The Energy Services division reported direct contribution of $67.2 million for the three months ended June 30, 2007, a 21.6% increase over the $55.3 million reported for the year-ago period. On an organic basis, direct contribution increased 18.7%. Higher sales volume and improved margins accounted for the increase. Operating expenses were up 11.4% organically, with the largest increases in salaries, employee incentives, employee benefits, and travel expenses.

The Paper Services division reported direct contribution of $30.7 million for the three months ended June 30, 2007, a 14.5% increase from the direct contribution reported for the three months ended June 30, 2006. Organically, direct contribution increased 11.7% as a result of price gains and changes in product mix. Operating expenses were higher by 9.3% organically. Most of the expense increases were for employee incentives, employee benefits, travel and bad debts.

The direct contribution loss of $22.3 million reported in ‘‘Other’’ for the three months ended June 30, 2007, represented an increase of $7.1 million from the $15.2 million direct contribution loss reported in the second quarter 2006, which was mostly attributable to variations in revenue recognition adjustments and higher Supply Chain costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net sales by reportable segment for the six months ended June 30, 2007 and June 30, 2006 may be compared as follows:

	Six Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2007	June 30, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$841.5	$773.9	8.7%	3.4%	—	5.3%
Energy Services	564.2	506.1	11.5%	2.8%	—	8.7%
Paper Services	366.0	354.5	3.2%	2.6%	—	0.6%
Other	108.5	105.9	2.6%	1.4%	—	1.2%
Net sales	$1,880.2	$1,740.4	8.0%	2.9%	—	5.1%

The Industrial and Institutional Services division reported sales of $841.5 million for the six months ended June 30, 2007, an 8.7% increase over the $773.9 million for the six months ended June 30, 2006. On an organic basis, sales rose 5.3%. Most of that growth came from Latin America, Pacific and the North American Mining, Chemical and Institutional businesses, as well as our Emerging Markets business in Eastern Europe, the Middle East and North Africa. Lower sales in Western Europe and Finishing Technologies partly offset these gains.

The Energy Services division reported sales of $564.2 million for the six months ended June 30, 2007, an 11.5% improvement over the $506.1 million for the year-ago-period. Organically, sales increased 8.7%. Both our Upstream oil field production and Downstream businesses accounted for the majority of this increase with strong organic growth. Our Adomite business also reported a modest sales improvement.

The Paper Services division reported sales of $366.0 million for the six months ended June 30, 2007, a 3.2% increase over the $354.5 million reported for the first half of 2006. Organically, sales grew 0.6% from the year-ago period. Latin America reported impressive double-digit sales growth and strong market growth was posted in the Pacific region. North America sales were flat and European sales declined on an organic basis, reflecting the decline in paper production and difficult market conditions that still plague North America and Western Europe.

Improved performances by our Katayama Nalco joint venture and subsidiary in India, as well as variations in revenue recognition adjustments, contributed to the 1.2% organic growth in sales reported by the ‘‘Other’’ segment.

Direct contribution by reportable segment for the six months ended June 30, 2007 and June 30, 2006 may be compared as follows:

	Six Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2007	June 30, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	185.0	$165.1	12.0%	3.5%	—	8.5%
Energy Services	123.0	103.9	18.5%	3.0%	—	15.5%
Paper Services	55.7	53.2	4.7%	2.3%	—	2.4%
Other	(40.4)	(35.2)	(14.8)%	(4.2)%	—	(10.6)%

Direct contribution of the Industrial and Institutional Services division was $185.0 million for the six months ended June 30, 2007, an improvement of 12.0% over the $165.1 million reported for the year-ago period. Organically, direct contribution improved 8.5%. Increased sales volume and higher gross margin contributed to the improvement. Operating expenses were up 5.3% organically, mostly due to increased salaries, employee incentives, employee benefits, and bad debt expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

The Energy Services division reported direct contribution of $123.0 million for the six months ended June 30, 2007, an 18.5% increase over the $103.9 million reported for the first half of 2006. On an organic basis, direct contribution rose 15.5%. Higher sales volume and improved margins accounted for the increase. Operating expenses were up 8.4% organically, with the largest increases in salaries, employee incentives, employee benefits, travel, and bad debt expenses.

The Paper Services division reported direct contribution of $55.7 million for the six months ended June 30, 2007, a 4.7% increase over the direct contribution reported for the six months ended June 30, 2006. Organically, direct contribution was up 2.4% as a result of growth in Latin America and the Pacific and changes in product mix. Operating expenses were higher by 6.0% organically. Salaries, employee incentives, employee benefits, and training expenses increased as bad debt expenses decreased.

The direct contribution loss of $40.4 million reported in ‘‘Other’’ for the six months ended June 30, 2007, represented an increase of $5.2 million from the $35.2 million direct contribution loss reported in the first half of 2006, which was mostly attributable to an increase in Supply Chain costs.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the six months ended June 30, 2007, cash provided by operating activities was $70.9 million, an increase of $9.1 million from the same period last year. The improvement was mostly attributable to the increase in net earnings and lower contributions to the principal U.S. pension plan, partly offset by higher working capital usage for receivables and variable incentive payments made in 2007 because we surpassed our 2006 targets.

The increase in working capital usage for receivables is expected to be temporary, and resulted largely from the April 2007 upgrade to our current SAP enterprise-resource planning system and the implementation of several limited work process changes in North America and Europe that are primarily designed to improve our order-to-cash processes.

Variable incentive payments were not made in 2006 for 2005 variable incentive plans because actual results fell short of that year’s targets.

Investing activities.    Cash used for investing activities was $53.8 million for the six months ended June 30, 2007, which was mostly attributable to net property additions of $47.6 million.

Cash used for investing activities was $41.9 million for the six months ended June 30, 2006. This was mostly the result of net property additions of $37.5 million.

Financing activities.    Net cash provided by financing activities totaled $12.4 million during the six months ended June 30, 2007, which was mostly attributable to a $48.8 million increase in borrowings against our receivables facility, partly offset by $35.8 million of term loan repayments. Upon the expiration of our $100 million receivables facility in June 2007, we entered into a new three-year receivables facility that provides up to $160 million in funding.

Net cash used for financing activities totaled $19.6 million during the six months ended June 30, 2006, which was mostly attributable to a net decrease in borrowings.

Since the Transactions, we have been highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility and the aforementioned $160 million receivables facility, in each case subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

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

At June 30, 2007, the outstanding balance of the term loan A and term loan B facilities was $71.3 million and $887.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At June 30, 2007, no borrowings were outstanding under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following significant financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at June 30, 2007.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Net earnings	$39.1	$19.0	$57.1	$26.6
Interest, net	66.3	65.7	131.9	130.3
Income tax provision	16.5	17.0	32.9	26.2
Depreciation	32.2	32.3	64.0	64.7
Amortization	15.4	17.5	30.6	34.8
EBITDA	$169.5	$151.5	$316.5	$282.6
Non-cash charges(1)	4.0	6.5	13.5	16.0
Business optimization expenses(2)	2.3	1.8	2.3	5.6
Unusual items(3)	5.6	2.0	9.2	2.6
Other adjustments(4)	(1.5)	(1.7)	(3.6)	(2.8)
Adjusted EBITDA	$179.9	$160.1	$337.9	$304.0

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Asset write-offs	$—	$0.2	$—	$1.1
Profit sharing expense and 401(k) funded by Suez	6.5	6.4	13.2	11.8
Other	(2.5)	(0.1)	0.3	3.1
Non-cash charges	$4.0	$6.5	$13.5	$16.0

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

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See Note 6 to Item 1 for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Pension settlement	$—	$0.1	$—	$0.4
Loss (gain) on sales, net of expenses	1.1	0.5	1.3	0.6
Other unusual items	4.5	1.4	7.9	1.6
	$5.6	$2.0	$9.2	$2.6
(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended June 30, 2007 are as follows:

June 30, 2007
	Required	Actual
Senior credit facility(1)
Minimum Adjusted EBITDA to cash interest ratio	1.80x	3.26x
Maximum net debt to Adjusted EBITDA ratio	5.50x	3.89x
Indentures(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.83x

(1)	During 2007, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.80x and a net debt to Adjusted EBITDA ratio at a maximum of 5.50x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $958.3 million that was outstanding under our term loan facilities as of June 30, 2007) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of June 30, 2007, the aggregate outstanding balance under these local lines of credit was approximately $38.6 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a three-year receivables facility on June 25, 2004 that provided up to $100 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company’s senior credit facilities. The facility expired on June 25, 2007.

On June 22, 2007, Nalco Company entered into a new three-year receivables facility. This facility provides up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A., one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of June 30, 2007, approximately $229.2 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $145.4 million would have been available for funding. As of June 30, 2007, we had $148.8 million of outstanding borrowings under this facility, which was funded on June 22, 2007, based on the amount of receivables eligible for financing as of May 31, 2007.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b)	Changes in internal controls over financial reporting.

During the quarter ended June 30, 2007, there were no material changes in our internal controls over financial reporting. During the quarter, we upgraded our current SAP enterprise-resource planning system and implemented several limited work process changes in North America and Europe that are primarily designed to improve our order-to-cash processes. There were limited changes in our internal controls over financial reporting related to these work process changes and the software upgrade. While there are inherent risks associated with implementing software upgrades and work process changes, we believe that our controls in the affected areas continue to be designed appropriately and operate effectively.

Part II. Other Information

Item 1.    Legal Proceedings

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a legionella outbreak that is claimed to have originated at cooling towers at the subsidiary’s customers. The legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, is also charged. The subsidiary received a statement of facts from the HSE on April 20, 2007.

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

Dated: August 9, 2007